Form 10-Q
period 2015-03-31
Warner Chilcott Ltd; Actavis plc
filed 2015-05-11
CIK 1620602, 1578845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter, principal office and address and telephone number	State of incorporation or organization	I.R.S. Employer Identification No.
001-36867	Actavis plc 1 Grand Canal Square, Docklands Dublin 2, Ireland (862) 261-7000	Ireland	98-1114402

001-36887	Warner Chilcott Limited Cannon’s Court 22	Bermuda	98-0496358
Victoria Street
Hamilton HM 12
Bermuda
(441) 295-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Actavis plc	YES ☒	NO ☐
Warner Chilcott Limited	YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Actavis plc	YES ☒	NO ☐
Warner Chilcott Limited	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Actavis plc	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Warner Chilcott Limited	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Actavis plc	YES ☐	NO ☒
Warner Chilcott Limited	YES ☐	NO ☒

Number of shares of Actavis plc’s Ordinary Shares outstanding on May 1, 2015: 392,444,638. There is no trading market for securities of Warner Chilcott Limited, all of which are indirectly wholly owned by Actavis plc.

This Quarterly Report on Form 10-Q is a combined report being filed separately by two different registrants: Actavis plc and Warner Chilcott Limited. Warner Chilcott Limited is an indirect wholly owned subsidiary of Actavis plc. The information in this Quarterly Report on Form 10-Q is equally applicable to Actavis plc and Warner Chilcott Limited, except where otherwise indicated. Warner Chilcott Limited meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

ACTAVIS PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,114.9	$250.0
Marketable securities	16.0	1.0
Accounts receivable, net	3,992.8	2,372.3
Inventories	3,125.1	2,075.5
Prepaid expenses and other current assets	1,024.1	733.4
Current assets held for sale	143.5	949.2
Deferred tax assets	600.8	500.3

Total current assets	11,017.2	6,881.7
Property, plant and equipment, net	2,797.9	1,594.7
Investments and other assets	518.3	235.4
Deferred tax assets	99.8	107.4
Product rights and other intangibles	74,201.1	19,188.4
Goodwill	50,826.4	24,521.5

Total assets	$139,460.7	$52,529.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,820.1	$4,170.6
Income taxes payable	101.6	50.4
Current portion of long-term debt and capital leases	1,624.1	697.4
Deferred revenue	27.1	27.0
Current liabilities held for sale	17.4	25.9
Deferred tax liabilities	65.2	47.3

Total current liabilities	7,655.5	5,018.6
Long-term debt and capital leases	42,700.5	14,846.3
Deferred revenue	53.5	38.8
Other long-term liabilities	1,218.1	335.8
Other taxes payable	984.1	892.2
Deferred tax liabilities	15,439.5	3,061.9

Total liabilities	68,051.2	24,193.6

Commitments and contingencies
Equity:
Preferred shares, $0.0001 par value per share, 5.1 million and zero shares authorized, 5.1 million and zero shares issued and outstanding, respectively	4,929.7	—
Ordinary shares; $0.0001 par value per share; 1,000.0 million shares authorized, 392.3 million and 265.9 million shares issued and outstanding, respectively	—	—
Additional paid-in capital	67,969.3	28,994.7
(Accumulated deficit)	(710.9)	(198.2)
Accumulated other comprehensive (loss)	(783.3)	(465.4)

Total shareholders’ equity	71,404.8	28,331.1
Noncontrolling interest	4.7	4.4

Total equity	71,409.5	28,335.5

Total liabilities and equity	$139,460.7	$52,529.1

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net revenues	$4,234.2	$2,655.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,713.4	1,293.0
Research and development	431.0	171.5
Selling and marketing	735.5	283.1
General and administrative	693.0	275.8
Amortization	925.4	424.2

Asset sales and impairments, net	57.8	(0.4)

Total operating expenses	4,556.1	2,447.2

Operating (loss) / income	(321.9)	207.9

Interest income	1.8	1.0
Interest expense	(171.9)	(72.8)
Other (expense) income, net	(198.0)	5.0

Total (expense), net	(368.1)	(66.8)

(Loss) / income before income taxes and noncontrolling interest	(690.0)	141.1
(Benefit) / provision for income taxes	(177.7)	44.4

Net (loss) / income	(512.3)	96.7
Loss / (income) attributable to noncontrolling interest	0.3	(0.2)

Net (loss) / income attributable to shareholders	(512.0)	96.5

Dividends on preferred stock	23.2	—

Net (loss) / income attributable to ordinary shareholders	(535.2)	$96.5

(Loss) / earnings per share attributable to ordinary shareholders:		—
Basic	$(1.85)	$0.56

Diluted	$(1.85)	$0.55

Weighted average shares outstanding:
Basic	289.5	173.8

Diluted	289.5	174.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Net (loss) / income	$(512.3)	$96.7
Other comprehensive (loss) / income
Foreign currency translation (losses)	(313.9)	(7.5)
Unrealized (losses) / gains, net of tax	(4.0)	0.7
Reclassification for gains included in net income, net of tax	—	—

Total other comprehensive (loss), net of tax	(317.9)	(6.8)

Comprehensive (loss) / income	(830.2)	89.9
Comprehensive loss / (income) attributable to noncontrolling interest	0.3	(0.2)

Comprehensive (loss) / income attributable to ordinary shareholders	$(829.9)	$89.7

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) / income	$(512.3)	$96.7

Reconciliation to net cash provided by operating activities:
Depreciation	57.2	55.6
Amortization	925.4	424.2
Provision for inventory reserve	30.3	38.1
Share-based compensation	225.5	16.7
Deferred income tax benefit	(304.3)	(149.9)
Loss / (gain) on asset sales and impairments, net	57.8	(0.4)
Amortization of inventory step up	212.9	124.6
Amortization of deferred financing costs	268.3	11.1
Accretion and contingent consideration	28.8	(7.0)
Excess tax benefit from stock-based compensation	(36.1)	(36.8)
Other, net	(6.5)	(10.9)
Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(702.1)	(113.6)
Decrease / (increase) in inventories	(202.7)	(108.9)
Decrease / (increase) in prepaid expenses and other current assets	58.9	21.8
Increase / (decrease) in accounts payable and accrued expenses	356.1	(22.6)
Increase / (decrease) in income and other taxes payable	42.4	113.1
Increase / (decrease) in other assets and liabilities	25.4	(12.2)

Net cash provided by operating activities	525.0	439.6

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(136.6)	(42.5)
Additions to product rights and other intangibles	(8.5)	—
Additions to investments	(15.0)	—
Proceeds from the sale of investments and other assets	790.5	15.0
Proceeds from sales of property, plant and equipment	74.9	3.4
Acquisitions of business, net of cash acquired	(34,646.2)	—

Net cash (used in) investing activities	(33,940.9)	(24.1)

Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,455.6	—
Proceeds from borrowings on credit facility	2,810.0	—
Debt issuance and other financing costs	(310.8)	(20.3)
Payments on debt, including capital lease obligations	(2,660.0)	(326.1)
Proceeds from issuance of preferred shares	4,929.7	—
Proceeds from issuance of ordinary shares	4,071.1	—
Proceeds from stock plans	42.6	6.4
Payments of contingent consideration	(24.6)	(7.8)
Repurchase of ordinary shares	(64.1)	(57.0)
Excess tax benefit from stock-based compensation	36.1	36.8

Net cash provided / (used in) by financing activities	35,285.6	(368.0)

Effect of currency exchange rate changes on cash and cash equivalents	(4.8)	(1.9)
Movement in cash held for sale	—	(36.9)

Net increase in cash and cash equivalents	1,864.9	8.7
Cash and cash equivalents at beginning of period	250.0	329.0

Cash and cash equivalents at end of period	$2,114.9	$337.7

Schedule of Non-Cash Investing Activities
Acquisition of Allergan net assets	$(34,687.2)	—

Schedule of Non-Cash Financing Activities
Acquisition of Allergan net assets	$34,687.2	—

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,096.3	$244.3
Marketable securities	16.0	1.0
Accounts receivable, net	3,992.8	2,371.6
Receivable from Parents	342.6	269.8
Inventories	3,125.1	2,075.5
Prepaid expenses and other current assets	1,021.3	730.5
Current assets held for sale	143.5	949.2
Deferred tax assets	600.8	500.3

Total current assets	11,338.4	7,142.2
Property, plant and equipment, net	2,797.2	1,593.8
Investments and other assets	518.3	235.4
Deferred tax assets	99.7	107.4
Product rights and other intangibles	74,201.1	19,188.4
Goodwill	50,826.4	24,521.5

Total assets	$139,781.1	$52,788.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,785.5	$4,167.5
Payables to Parents	826.2	521.1
Income taxes payable	101.6	50.4
Current portion of long-term debt and capital leases	1,624.1	697.4
Deferred revenue	27.1	27.0
Current liabilities held for sale	17.4	25.9
Deferred tax liabilities	65.2	47.3

Total current liabilities	8,447.1	5,536.6
Long-term debt and capital leases	42,700.5	14,846.3
Deferred revenue	53.5	38.8
Other long-term liabilities	1,218.1	335.9
Other taxes payable	984.1	892.2
Deferred tax liabilities	15,439.5	3,061.9

Total liabilities	68,842.8	24,711.7

Commitments and contingencies
Equity:
Member's capital	73,143.2	29,455.9
(Accumulated deficit)	(1,426.3)	(917.9)
Accumulated other comprehensive (loss)	(783.3)	(465.4)

Member’s equity	70,933.6	28,072.6
Noncontrolling interest	4.7	4.4

Total equity	70,938.3	28,077.0

Total liabilities and equity	$139,781.1	$52,788.7

See accompanying Notes to Consolidated Financial Statements.

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Net revenues	$4,234.2	$2,655.1

Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	1,713.4	1,293.0
Research and development	431.0	171.5
Selling and marketing	735.5	283.1
General and administrative	689.4	276.4
Amortization	925.4	424.2
Asset sales and impairments, net	57.8	(0.4)

Total operating expenses	4,552.5	2,447.8

Operating (loss) / income	(318.3)	207.3

Non-Operating income (expense):
Interest income	1.8	1.0
Interest expense	(171.9)	(72.8)
Other income (expense), net	(198.0)	5.0

Total other income (expense), net	(368.1)	(66.8)

(Loss) / income before income taxes and noncontrolling interest	(686.4)	140.5
(Benefit) / provision for income taxes	(177.7)	44.4

Net (loss) / income	(508.7)	96.1
Loss / (income) attributable to noncontrolling interest	0.3	(0.2)

Net (loss) / income to member	$(508.4)	$95.9

See accompanying Notes to Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(Unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Net (loss) / income	$(508.7)	$96.1
Other comprehensive (loss) / income
Foreign currency translation (losses)	(313.9)	(7.5)
Unrealized (losses) / gains, net of tax	(4.0)	0.7
Reclassification for gains included in net income, net of tax	—	—

Total other comprehensive (loss), net of tax	(317.9)	(6.8)

Comprehensive (loss) / income	(826.6)	89.3
Comprehensive loss / (income) attributable to noncontrolling interest	0.3	(0.2)

Comprehensive (loss) / income attributable to member	$(826.3)	$89.1

See accompanying Notes to Consolidated Financial Statements

WARNER CHILCOTT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) / income	$(508.7)	$96.1

Reconciliation to net cash provided by operating activities:
Depreciation	57.2	55.6
Amortization	925.4	424.2
Provision for inventory reserve	30.3	38.1
Share-based compensation	225.5	16.7
Deferred income tax benefit	(304.3)	(149.9)
Loss / (gain) on asset sales and impairments, net	57.8	—
Amortization of inventory step up	212.9	124.6
Amortization of deferred financing costs	268.3	11.1
Accretion and contingent consideration	28.8	(7.0)
Other, net	(6.5)	(11.3)

Changes in assets and liabilities (net of effects of acquisitions):
Decrease / (increase) in accounts receivable, net	(701.4)	(113.0)
Decrease / (increase) in inventories	(202.7)	(108.9)
Decrease / (increase) in prepaid expenses and other current assets	59.0	20.0
Increase / (decrease) in accounts payable and accrued expenses	387.6	(25.6)
Increase / (decrease) in income and other taxes payable	42.4	113.1
Increase / (decrease) in other assets and liabilities, including receivable / payable with Parents	(44.9)	(128.0)

Net cash provided by operating activities	526.7	355.8

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(136.6)	(42.5)
Additions to product rights and other intangibles	(8.5)	—
Proceeds from the sale of investments and other assets	790.5	15.0
Additions to investments	(15.0)	—
Proceeds from sales of property, plant and equipment	74.9	3.4
Acquisitions of business, net of cash acquired	(34,646.2)	—

Net cash (used in) investing activities	(33,940.9)	(24.1)

Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	26,455.6	—
Proceeds from borrowings on credit facility	2,810.0	—
Debt issuance and other financing costs	(310.8)	(20.3)
Payments on debt, including capital lease obligations	(2,660.0)	(326.1)
Payments of contingent consideration	(24.6)	(7.8)
Contribution from Parent	9,000.8	—

Net cash provided by / (used in) financing activities	35,271.0	(354.2)

Effect of currency exchange rate changes on cash and cash equivalents	(4.8)	(2.1)
Movement in cash held for sale	—	37.0

Net increase in cash and cash equivalents	1,852.0	12.4
Cash and cash equivalents at beginning of period	244.3	323.5

Cash and cash equivalents at end of period	$2,096.3	$335.9

See accompanying Notes to Consolidated Financial Statements

ACTAVIS PLC AND WARNER CHILCOTT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — General

Actavis plc is a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name (“brand”, “branded” or “specialty brand”), medical aesthetics, generic, branded generic, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries throughout North America (United States of America (“U.S.”), Canada and Puerto Rico) and the rest of world. Warner Chilcott Limited is a wholly owned subsidiary of Actavis plc and it has the same principle business activities. As a result of the Allergan Acquisition (defined below) which closed on March 17, 2015, the Company expanded its franchises to include ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery, which complements Actavis’ existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company benefits significantly from Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying consolidated financial statements. The accompanying year end consolidated balance sheet was derived from the audited financial statements included in the Annual Report. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair statement of the Companies’ consolidated financial position, results of operations, comprehensive (loss) / income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Companies’ results of operations, comprehensive (loss) / income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive (loss) / income and cash flows that it may achieve in future periods.

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Actavis plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly owned subsidiary, and, unless the context otherwise requires, its subsidiaries.

NOTE 2 – Reconciliation of Warner Chilcott Limited results to Actavis plc results

Warner Chilcott Limited is an indirect wholly-owned subsidiary of Actavis plc (Actavis plc and other Warner Chilcott Limited parents, or “Parent”), the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Actavis plc. Due to the deminimis activity between Actavis plc and Warner Chilcott Limited, references throughout this filing relate to both Actavis plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the Actavis plc level, these notes relate to the consolidated financial statements for both separate registrants, Actavis plc and Warner Chilcott Limited. In addition to certain inter-company payable and receivable amounts between the entities, the following is a reconciliation of the results of Warner Chilcott Limited to Actavis plc.

	March 31, 2015			December 31, 2014
	Actavis plc	Warner Chilcott Limited	Difference	Actavis plc	Warner Chilcott Limited	Difference
Cash and cash equivalents	$2,114.9	$2,096.3	$18.6	$250.0	$244.3	$5.7
Accounts receivable, net	3,992.8	3,992.8	—	2,372.3	2,371.6	0.7
Prepaid expenses and other current assets	1,024.1	1,021.3	2.8	733.4	730.5	2.9
Property, plant and equipment, net	2,797.9	2,797.2	0.7	1,594.7	1,593.8	0.9
Deferred tax assets	99.8	99.7	0.1	107.4	107.4	—
Accounts payables and accrued liabilities	5,820.1	5,785.5	34.6	4,170.6	4,167.5	3.1

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Actavis plc	Warner Chilcott Limited	Difference	Actavis plc	Warner Chilcott Limited	Difference
General and administrative expenses	$693.0	$689.4	$3.6	$275.8	$276.4	$(0.6)
Operating (loss) / income	(321.9)	(318.3)	(3.6)	207.9	207.3	0.6
(Loss) / income before income taxes and noncontrolling interest	(690.0)	(686.4)	(3.6)	141.1	140.5	0.6
Net (loss) / income	(512.3)	(508.7)	(3.6)	96.7	96.1	0.6
Dividends on preferred stock	23.2	—	23.2	—	—	—

NOTE 3 — Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 4” of the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Annual Report.

Revenue Recognition Including Multiple-Element Arrangements

General

Revenue from product sales is recognized when title and risk of loss to the product transfers to the customer, which is based on the transaction shipping terms. Recognition of revenue also requires reasonable assurance of collection of sales proceeds, the seller’s price to the buyer to be fixed or determinable and the completion of all performance obligations. The Company warrants products against defects and for specific quality standards, permitting the return of products under certain circumstances. Product sales are recorded net of all sales-related deductions including, but not limited to: chargebacks, trade discounts, billback adjustments, sales returns and allowances, commercial and government rebates, customer loyalty programs and fee for service arrangements with certain distributors, which we refer to in the aggregate as “SRA” allowances.

Royalty and commission revenue is recognized as a component of net revenues in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and when revenue can be reasonably measured.

Multiple-Element Arrangements

The Company identifies each discrete deliverable included in a multiple-element arrangement and identifies which of those deliverables have standalone value to the customer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) and Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition — Multiple-Deliverable Revenue” (“ASU No. 2009-13”). The Company allocates arrangement consideration to the deliverables based on the appropriate selling price using the hierarchy outlined in ASC 605-25, as amended by ASU No. 2009-13. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. BESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. Revenue is recognized for each unit of accounting based on the relevant authoritative literature for that deliverable.

Provisions for SRAs

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes gross revenue from the sale of products, an estimate of SRA is recorded, which reduces the product revenues. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These provisions are estimated based on historical payment experience, historical relationship of the deductions to gross product revenues, government regulations, estimated utilization or redemption rates, estimated customer inventory levels and current contract sales terms. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material revenue adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of the SRA reserves to ensure that our financial statements are fairly stated.

Chargebacks — A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at certain contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent the vast majority of the recipients of the Company’s chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers, third-party managed care and Medicare Part D rebates, Medicaid rebates and other government rebates. Rebates are accrued based on an estimate of claims to be paid for product sold into trade by the Company. Volume rebates are generally offered to customers as an incentive to use the Company’s products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for third-party rebates is estimated based on our customers’ contracted rebate programs and the Company’s historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing the provision for rebates. The provisions for government rebates are based, in part, upon historical experience of claims submitted by the various states / authorities, contractual terms and government regulations. We monitor legislative changes to determine what impact such legislation may have on our provision.

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts is estimated based upon invoice billings and historical customer payment experience. The Company’s experience of payment history is fairly consistent and most customer payments qualify for the cash discount.

Returns and Other Allowances — The Company’s provision for returns and other allowances include returns, pricing adjustments, promotional allowances, loyalty cards and billback adjustments.

Consistent with industry practice, the Company maintains a returns policy that allows customers to return product for a credit. In accordance with the Company’s policy, credits for customer returns of products are applied against outstanding account activity or are settled in cash. Product exchanges are not permitted. Customer returns of product are generally not resalable. The Company’s estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating the current period returns provision, including levels of inventory in the distribution channel, as well as significant market changes which may impact future expected returns.

Pricing adjustments, which includes shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to the Company’s direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with the Company’s customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to evaluate the Company’s reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to carry our product. The Company establishes a reserve for promotional allowances based upon contractual terms.

Billback adjustments are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

Loyalty cards allow the end user patients a discount per prescription and is accrued based on historical experience, contract terms and the volume of product and cards in the distribution channel.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. SRA balances in accounts receivable were $1,506.3 million and $1,660.9 million at March 31, 2015 and December 31, 2014, respectively. SRA balances within accounts payable and accrued expenses were $1,843.8 million and $1,323.4 million at March 31, 2015 and December 31, 2014, respectively. The movements in the SRA reserve balances in the three months ended March 31, 2015 are as follows (in millions):

Balance as of December 31, 2014	$2,984.3
Acquired reserves in the Allergan Acquisition (defined below)	429.5
Provision to reduce gross product sales to net product sales	3,190.0
Payments and other	(3,253.7)

Balance as of March 31, 2015	$3,350.1

The provisions recorded to reduce gross product sales to net product sales were as follows ($ in millions):

	Three Months Ended March 31,
	2015	2014
Gross product sales	$7,383.5	$4,329.0
Provisions to reduce gross product sales to net product sales	(3,190.0)	(1,732.1)

Net product sales	$4,193.5	$2,596.9

Percentage of provisions to gross sales	43.2%	40.0%

The movement in the percentage of provisions to gross sales is a result of changes in product mix, competition and channels of distribution. In the three months ended March 31, 2015, the Company increased sales of branded products, which lowered the provision percentage. Offsetting this, was the impact of increased generic competition on some of the Company’s larger generic products which increased the rebates offered, as well as a higher portion of sales going through the wholesale channel, which has the impact of raising the rebate and chargeback percentages.

Warranties

As a result of the Allergan Acquisition, the Company began providing warranty programs for breast implant sales primarily in the United States, Europe and certain other countries. Management estimates the amount of potential future claims from these warranty programs based on actuarial analyses. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. The liability is included in both current and long-term liabilities in the Company’s consolidated balance sheets and amounted to $7.5 million and $28.1 million, respectively, as of March 31, 2015. The U.S. programs include the ConfidencePlus® and ConfidencePlus® Premier warranty programs. The ConfidencePlus® program, which is limited to saline breast implants, currently provides lifetime product replacement and contralateral implant replacement. The ConfidencePlus® Premier program, which is standard for silicone gel implants and requires a low enrollment fee for saline breast implants, generally provides lifetime product replacement, $2,400 of financial assistance for saline breast implants and $3,500 of financial assistance for silicone gel breast implants for surgical procedures within ten years of implantation and contralateral implant replacement. The warranty programs in non-U.S. markets generally have similar terms and conditions to the U.S. programs. The Company does not warrant any level of aesthetic result and, as required by government regulation, makes extensive disclosures concerning the risks of the use of its products and breast implant surgery. Changes to actual warranty claims incurred and interest rates could have a material impact on the actuarial analysis and the Company’s estimated liabilities. A large majority of the product warranty liability arises from the U.S. warranty programs. The Company does not currently offer any similar warranty program on any other product.

Goodwill and Intangible Assets with Indefinite-Lives

The Company tests goodwill and intangible assets with indefinite-lives for impairment annually in the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, the Company may perform interim tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net (loss) / income and (loss) / earnings per share.

Acquired in-process research and development (“IPR&D”) intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that the Company has acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Upon abandonment, the assets are impaired. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development (“R&D”) costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or market conditions could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and approval of the product, we will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Litigation and Contingencies

The Company is involved in various legal proceedings in the normal course of its business, including product liability litigation, intellectual property litigation, employment litigation and other litigation. Additionally, the Company, in consultation with its counsel, assesses the need to record a liability for contingencies on a case-by-case basis in accordance with ASC Topic 450 “Contingencies” (“ASC 450”). Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable. These accruals are adjusted periodically as assessment efforts progress or as additional information becomes available. Acquired contingencies in business combinations are recorded at fair value to the extent determinable, otherwise in accordance ASC 450. Refer to “NOTE 19 — Commitments and Contingencies” for more information.

Earnings Per Share (“EPS”)

The Company accounts for EPS in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of EPS to be disclosed: basic and diluted. Basic EPS is computed by dividing net (loss) / income by the weighted average ordinary shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Diluted EPS also includes the impact of ordinary share equivalents to be issued upon the mandatory conversion of the Company’s preferred shares. Ordinary share equivalents have been excluded where their inclusion would be anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
EPS — basic
Net (loss) / income attributable to ordinary shareholders	$(535.2)	$96.5

Basic weighted average ordinary shares outstanding	289.5	173.8

EPS — basic	$(1.85)	$0.56

EPS — diluted
Net (loss) / income attributable to ordinary shareholders	$(535.2)	$96.5

Basic weighted average ordinary shares outstanding	289.5	173.8
Dilutive impact of stock awards	—	1.1

Diluted weighted average ordinary shares outstanding	289.5	174.9

EPS — diluted	$(1.85)	$0.55

Stock awards to purchase / acquire 3.5 million ordinary shares during the three months ended March 31, 2015 were outstanding, but not included in the computation of diluted EPS, because the impact of the awards were anti-dilutive. The weighted average impact of ordinary share equivalents of 5.5 million which are anticipated to result from the mandatory conversion of the Company’s preferred shares as of March 31, 2015 were not included in the calculation of diluted EPS as their impact would be anti-dilutive.

There were no anti-dilutive shares for the three months ended March 31, 2014.

Restructuring Costs

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. In accordance with existing benefit arrangements, employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. The Company also incurs costs with contract terminations and costs of transferring products as part of restructuring activities. Refer to “NOTE 18 — Business Restructuring Charges” for more information.

Recent Accounting Pronouncements

In April 2015, the FASB issued guidance which changes the classification of debt issuance costs, from being an asset on the balance sheet to netting the costs against the carrying value of the debt. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

NOTE 4 — Acquisitions and Other Agreements

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company acquired material assets and businesses. The pro forma results of the businesses acquired that materially impacted the reported results of the Company are as follows (unaudited; $ in millions except per share information):

	Three Months Ended March 31, 2015
	As reported	Allergan Acquisition	Pro Forma
Net Revenue	$4,234.2	$1,523.0	$5,757.2
Net (loss)/income attributable to ordinary shareholders	$(535.2)	$45.7	$(489.5)
(Loss) per share
Basic	$(1.85)		$(1.25)
Diluted	$(1.85)		$(1.25)

	Three Months Ended March 31, 2014
	As reported	Allergan Acquisition	Forest Acquisition	Pro Forma
Net Revenue	$2,655.1	$1,643.0	$1,150.7	$5,448.8
Net (loss)/income attributable to ordinary shareholders	$96.5	$(1,020.6)	$(347.7)	$(1,271.8)
(Loss) per share
Basic	$0.56			$(3.09)
Diluted	$0.55			$(3.09)

Pro forma (loss) per share includes the impact of share issuances as part of the respective acquisitions.

2015 Transactions

The following are the material transactions that were completed in the three months ended March 31, 2015.

Allergan Acquisition

On March 17, 2015, Actavis plc acquired Allergan, Inc. (“Allergan”) for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Allergan shareholders received 111.2 million Actavis plc ordinary shares, 7.0 million of Actavis plc non-qualified stock options and 0.5 million Actavis plc share units. The addition of Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery will complement Actavis’ existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company will also benefit significantly from Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The consolidated results of the Company include the impact of the Allergan Acquisition from March 17, 2015, including the following select operating results for the three months ended March 31, 2015 ($ in million):

Three Months Ended March 31, 2015
Net revenues	$258.4
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	117.0
Selling and marketing	149.7
General and administrative	407.9

Operating expenses relating to the Allergan Acquisition include the financing, acquisition accounting valuation-related items, including stock-based compensation and restructuring charges associated with the acquisition.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. As of March 31, 2015, certain amounts relating to the valuation of intangible assets, inventory, property, plant and equipment, SRA reserves and tax related matters have not been finalized. The finalization of these matters may result in changes to goodwill. The Company expects to finalize such matters in 2015.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Amounts
Cash and cash equivalents	$5,424.5
Accounts receivable	962.7
Inventories	1,223.2
Other current assets	318.8
Property, plant and equipment, net	1,202.5
Other long-term assets	189.3
IPR&D intangible assets	11,010.0
Intangible assets	45,050.5
Goodwill	26,368.5
Current liabilities	(1,212.2)
Contingent consideration	(379.1)
Deferred tax liabilities, net	(12,512.9)
Other taxes payable	(82.4)
Other long-term liabilities	(622.0)
Outstanding indebtedness	(2,183.5)

$74,757.9

Consideration

The total consideration for the Allergan Acquisition of $74.8 billion is comprised of the equity value of shares that were outstanding and vested prior to March 17, 2015 of $33.9 billion, the portion of outstanding equity awards deemed to have been earned as of March 17, 2015 of $0.8 billion and cash of $40.1 billion. The portion of outstanding equity awards deemed not to have been earned of $843.1 million as of March 17, 2015 will be expensed over the remaining future vesting period, including $268.6 million in the three months ended March 31, 2015.

Inventories

        The fair value of inventories acquired included an acquisition accounting fair market value step-up of $928.5 million. In the three months ended March 31, 2015, the Company recognized $71.0 million, as a component of cost of sales as the inventory acquired on March 17, 2015 was sold to the Company’s customers. Included in finished goods and work-in process (“WIP”) inventory as of March 31, 2015, which includes the impact of foreign currency, was $193.4 million and $679.1 million, respectively, relating to the remaining fair value step-up associated with the Allergan Acquisition.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible asset and the related amortization will be recorded as an expense over the estimated useful life (“IPR&D Acquisition Accounting”).

The estimated fair value of the IPR&D and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, R&D costs, selling and marketing costs, working capital/asset contributory asset charges and other cash flow assumptions), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors (the “IPR&D and Intangible Asset Valuation Technique”).

The fair value of the IPR&D intangible assets was determined by the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value at the acquisition date of CMPs was 10.0% and for IPR&D intangible ranged from 10.0% to 11.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

The following table identifies the summarized amounts recognized and the weighted average useful lives using the economic benefit of intangible assets:

	Amount recognized as of the acquisition date	Weighted average useful lives (years)
Definite lived assets
Restasis ®	$3,970.0	4.0
Refresh® / Optive ®	2,720.0	7.6
Other Eye Care Products	6,690.0	4.2
Botox ®	22,570.0	8.0
Aczone ®	160.0	1.3
Other Skin Products	820.0	5.0
Other Aesthetics	6,370.0	6.0

Total CMP	43,300.0	6.7

Trade name	700.0	4.5
Customer relationships	1,050.5	3.4

Total definite lived assets	45,050.5	6.6

In-process research and development
Eye Care	6,460.0
Botox ®	810.0
Aesthetics	2,620.0
Other	1,120.0

	11,010.0

Total Intangible Assets	$56,060.5

Goodwill

Among the primary reasons the Company acquired Allergan and factors that contributed to the preliminary recognition of goodwill were to expand the Company’s product portfolio, and to acquire certain benefits from the Allergan pipeline and the expectation of certain synergies. The goodwill recognized from the Allergan Acquisition, which includes the increase in the purchase price resulting from the movement in Actavis plc’s share price from the date of announcing the deal, until the date of acquisition, is not deductible for tax purposes.

Contingent Consideration

Additional consideration is conditionally due upon the achievement of certain milestones in respect to the development and commercialization of the products as well as reaching certain sales targets. The Company estimated the fair value of the contingent consideration to be $379.1 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.

Retirement Plans

The Company acquired post-retirement plans as part of the Allergan Acquisition including defined benefit pensions in the United States and Europe which had a net liability balance of $305.9 million. As of March 17, 2015, the Allergan pension plans had assets with a fair value of $1,042.0 million, which includes cash and cash equivalents of $13.6 million, equity securities of $480.1 million, and fixed income securities of $548.3 million. In addition, the Company acquired other benefit obligations which had an acquisition date fair value of assets of $117.1 million and an acquisition date fair value of liabilities of $120.0 million.

Deferred Tax Liabilities, net

Deferred tax liabilities, net, include the impact resulting from identifiable intangible assets and inventory fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2015 ($ in millions):

Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Allergan employees	$6.9
Acquisition, integration and restructuring related charges	$14.5
Research and development
Stock-based compensation acquired for Allergan employees	$55.5
Acquisition, integration and restructuring related charges	$60.6
Selling and marketing
Stock-based compensation acquired for Allergan employees	$23.2
Acquisition, integration and restructuring related charges	$62.2
General and administrative
Stock-based compensation acquired for Allergan employees	$183.0
Acquisition related expenditures	$65.5
Acquisition, integration and restructuring related charges	$130.6
Other (expense) income
Bridge loan facilities expense	$(263.0)
Interest rate lock	$31.0

Total transaction and integration costs	$834.0

Respiratory Business

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised a respiratory business. During the year ended December 31, 2014, we held for sale the respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On February 5, 2015, the Company announced the sale of its respiratory business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Actavis an additional $100.0 million, and Actavis has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Actavis (the “Respiratory Sale”). The transaction closed on March 2, 2015. As a result of the final terms of the agreement, in the quarter ended March 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company also recognized a gain on the sale of the business of $33.5 million, which is included within other (expense) income.

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within our Aptalis Pharmaceutical Technologies (“Pharmatech”) entities. In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use”. During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. On April 1, 2015, the Company and TPG, a global private investment firm, completed the majority of the divestiture of the Pharmatech business.

Australia

During the first quarter of 2015, the Company entered into an agreement with Amneal Pharmaceuticals LLC to divest the Australian generics business for upfront consideration of $5.0 million plus future royalties, which closed on May 1, 2015 (the “Australia Transaction”). As a result of the agreement, the Company impaired intangible assets of $36.1 million, miscellaneous assets and goodwill allocated to the business of $2.5 million. The Company held for sale the remaining value of intellectual property and inventory.

Auden Mckenzie

On January 26, 2015, the Company announced that they have reached a definitive agreement, under which Actavis will acquire Auden Mckenzie Holdings Limited (“Auden”) for approximately £306.0 million in cash, plus a two-year royalty on a percentage of gross profits of one of Auden’s products. The acquisition will be accounted for as a business combination and is expected to close in the second quarter of 2015.

2014 Transactions

The following are the material transactions that were completed in the year ended December 31, 2014.

Durata Therapeutics Acquisition

On November 17, 2014, the Company completed its tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Actavis purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt. Additionally, there is one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The Durata Acquisition has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date (in millions):

Final Values as of March 31, 2015
Cash and cash equivalents	$17.8
Inventory	21.0
IPR&D intangible assets	249.0
Intangible assets	480.0
Goodwill	75.8
Other assets and liabilities	(30.2)
Contingent Consideration	(49.0)
Deferred tax liabilities, net	(39.9)
Outstanding indebtedness	(67.0)

Net assets acquired	$657.5

IPR&D and Intangible Assets

The fair value of the IPR&D and CMP intangible assets was determined using the IPR&D and Intangible Asset Valuation Technique. The discount rate used to arrive at the present value of CMPs was 9.5% and for IPR&D intangible assets was 10.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration

At the time of the acquisition, additional consideration was conditionally due to the seller based upon the approval of DalvanceTM in Europe, the approval of a single dose indication and the product reaching certain sales milestones. The Company estimated the acquisition accounting fair value of the contingent consideration to be $49.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. On March 2, 2015, the Company announced that the European Commission has granted Actavis’ subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment in the quarter ended March 31, 2015 of $30.9 million. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the quarter ended March 31, 2015.

Furiex Acquisition

On July 2, 2014, the Company completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval (if any) which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million).

Eluxadoline is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of eluxadoline, as a controlled drug following approval, if any, as follows:

•	If eluxadoline is determined to be a schedule III (C-III) drug, there will be no additional consideration for the CVR.

•	If eluxadoline is determined to be a schedule IV (C-IV) drug, CVR holders are entitled to $10 in cash for each CVR held.

•	If eluxadoline is determined to be a schedule V (C-V) drug, CVR holders are entitled to $20 in cash for each CVR held.

•	If eluxadoline is determined to not be subject to DEA scheduling, CVR holders are entitled to $30 in cash for each CVR held.

In connection with the close of the Furiex Acquisition, the Company further announced that it has closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million in cash consideration.

Contingent Consideration

Additional consideration is conditionally due to the seller based upon the status of eluxadoline as a controlled drug following approval, if any. The Company estimated the acquisition accounting fair value of the contingent consideration to be $88.0 million using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of the payment, and probability of success rates and discount adjustments on the related cash flows. The fair value as of March 31, 2015 is $88.5 million.

Forest Laboratories

On July 1, 2014, the Company acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Actavis plc ordinary shares, 6.1 million Actavis plc non-qualified stock options and 1.1 million Actavis plc share units. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Final Values as of March 31, 2015
Cash and cash equivalents	$3,424.2
Accounts receivable	496.2
Inventories	1,455.8
Other current assets	261.2
Current assets held for sale	87.1
Property, plant and equipment, net	221.1
Other long-term assets	84.1
IPR&D intangible assets	1,362.0

Final Values as of March 31, 2015
Intangible assets	11,515.5
Goodwill	16,372.4
Current liabilities	(1,322.1)
Deferred tax liabilities, net	(2,296.1)
Other taxes payable	(618.4)
Other long-term liabilities	(120.0)
Outstanding indebtedness	(3,261.9)

$27,661.1

Consideration

The total consideration for the Forest Acquisition of $27.7 billion is comprised of the equity value of shares that were outstanding and vested prior to July 1, 2014 of $20.0 billion, the portion of outstanding equity awards deemed to have been earned as of July 1, 2014 of $568.1 million and cash of $7.1 billion. The portion of outstanding equity awards deemed not to have been earned of $570.4 million as of July 1, 2014 will be expensed over the remaining future vesting period, including $57.9 million in the three months ended March 31, 2015.

Inventories

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1,036.3 million. In the three months ended March 31, 2015, the Company recognized $136.8 million, as a component of cost of sales as the inventory acquired on July 1, 2014 was sold to the Company’s customers in addition to a write-off associated with the Respiratory Sale. Included in inventory as of March 31, 2015 was $107.8 million, relating to the remaining fair value step-up associated with the Forest Acquisition.

Acquisition-Related Expenses

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2015 ($ in millions):

Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.2
Severance related charges	1.0
Research and development
Stock-based compensation acquired for Forest employees	16.0
Severance related charges	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	19.6
Severance related charges	16.8
General and administrative
Stock-based compensation acquired for Forest employees	21.1
Other integration charges	1.6
Severance related charges	11.4

Total transaction and integration costs	$97.5

Western European Divestiture

During the year ended December 31, 2013, we held for sale our then current commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

2013 Transactions

The following are the material transactions that were completed in the year ended December 31, 2013.

Acquisition of Warner Chilcott

On October 1, 2013, the Company completed the acquisition of Warner Chilcott plc (“Warner Chilcott”) in a stock for stock transaction for a value, including the assumption of debt, of $9.2 billion (the “Warner Chilcott Acquisition”). Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

Inventories

In the quarters ended March 31, 2015 and 2014, the Company recognized $1.9 million and $124.6 million as a component of cost of sales, respectively, as the inventory acquired on October 1, 2013 was sold to the Company’s customers.

Acquisition-Related Expenses

Included in general and administrative expenses for the quarter ended March 31, 2014 are integration and restructuring charges of $12.4 million, including stock-based compensation of $5.0 million incurred in connection with the Warner Chilcott Acquisition.

NOTE 5 – Assets Held For Sale

The following represents the net assets held for sale ($ in millions):

	March 31, 2015	December 31, 2014
Accounts receivable, net	$15.2	$17.7
Inventories	42.7	161.5
Prepaid expenses and other current assets	70.2	197.5
Intangible assets	15.4	453.0
Goodwill	—	309.1
Impairment on the assets held for sale	—	(189.6)

Total assets held for sale	$143.5	$949.2

Accounts payable and accrued expenses	$17.4	$25.9

Total liabilities held for sale	$17.4	$25.9

Net assets held for sale	$126.1	$923.3

As of March 31, 2015, the Company had the followings assets held for sale:

•	Assets in connection with the Pharmatech Transaction. The assets held for sale are $76.0 million and liabilities held for sale are $17.4 million. The movement from December 31, 2014 is due to revised fair values and currency movements.

•	Assets in connection with the Australia Transaction, which increased assets held for sale of $30.4 million.

•	Properties acquired in the Forest Acquisition including the following remaining assets from those held for sale at December 31, 2014:

•	Commack, Long Island - $12.3 million

•	St. Louis, Missouri - $3.6 million

•	Hauppauge, NY - $12.9 million

•	Facilities in Corona, California of $2.8 million.

•	A facility in Ontario, Canada of $5.5 million.

As of December 31, 2014, the Company had the followings assets held for sale:

•	Certain intangible assets and related inventory for products sold under the respiratory therapeutic unit. The book value of the respiratory assets held for sale was $734.0 million as of December 31, 2014, including allocated goodwill to this unit included within North American Brands of $309.1 million. The transaction closed on March 2, 2015.

•	Assets in connection with the Pharmatech Transaction, which included assets held for sale of $97.2 million and liabilities held for sale of $25.9 million. The majority of this transaction closed on April 1, 2015.

•	Properties acquired in the Forest Acquisition including:

•	Commack, Long Island - $46.4 million

•	St. Louis, Missouri - $20.4 million

•	Hauppauge, NY - $14.8 million

•	Facilities in Corona, California of $36.2 million.

NOTE 6 — Share-Based Compensation

The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on the fair value of the awards on the date of grant. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans which authorize the granting of options, restricted shares, restricted stock units and other forms of equity awards of the Company’s ordinary shares, subject to certain conditions.

The Company grants awards with the following features:

•	Time based vesting restricted stock awards;

•	Performance based restricted stock awards measured to the EBITDA, as defined, of the Company or other performance based targets defined by the Company;

•	Performance based restricted stock awards measured to the Total Stockholders Return, compared to pre-defined metrics;

•	Non-qualified options to purchase outstanding shares; and

•	Cash settled awards recorded as a liability. These cash settled awards are based on pre-established earnings per share, total shareholder returns, cost savings targets and the value of the Company’s stock.

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years. Each option granted expires ten years from the date of grant. Restricted stock awards are grants that entitle the holder to ordinary shares, subject to certain terms. Restricted stock unit awards are grants that entitle the holder the right to receive an ordinary share, subject to certain terms. Restricted stock and restricted stock unit awards (both time-based vesting and performance-based vesting) generally have restrictions eliminated over a one to four year vesting period. Restrictions generally lapse for non-employee directors after one year. Certain restricted stock units are performance-based awards issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria. The Company’s equity award plans include 2015 Acquired Awards from the Allergan Acquisition and 2014 Acquired Awards from the Forest Acquisition.

Fair Value Assumptions

All restricted stock and restricted stock units (whether time-based vesting or performance-based vesting), are granted and expensed, using the fair value per share on the applicable grant date, over the applicable vesting period. Non-qualified options to purchase ordinary shares are granted to employees at exercise prices per share equal to the closing market price per share on the date of grant. The fair value of non-qualified options is determined on the applicable grant dates using the Black-Scholes method of valuation and that amount is recognized as an expense over the vesting period. Using the Black-Scholes valuation model, the fair value of options is based on the following assumptions:

	2015 Grants	2015 Acquired Awards	2014 Grants	2014 Acquired Awards
Dividend yield	0%	0%	0%	0%
Expected volatility	26.0 - 29.0%	26.0%	29.0%	28.0%
Risk-free interest rate	1.9%	0.1 – 1.9%	1.9 – 2.2%	0 - 2.1%
Expected term (years)	7.0 – 7.5	up to 6.9	7.5	up to 6.4

Share-Based Compensation Expense

Share-based compensation expense recognized in the Company’s results of operations for the quarters ended March 31, 2015 and 2014 were as follows ($ in millions):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Equity based compensation awards	$225.5	$16.7
Cash-settled equity awards in connection with the Allergan Acquisition	127.1	—
Non equity-settled awards other	—	—

Total stock-based compensation expense	$352.6	$16.7

Included in the equity based compensation awards for the three months ended March 31, 2015 is the impact of accelerations and step-ups relating to the acquisition accounting treatment of outstanding awards acquired in the Allergan and Forest acquisitions of $119.7 million and $44.9 million, respectively.

Unrecognized future stock-based compensation expense was $1,019.1 million as of March 31, 2015, including $574.5 million from the Allergan Acquisition and $202.8 million from the Forest Acquisition. This amount will be recognized as an expense over a remaining weighted average period of 2.1 years. Stock-based compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the participants, which is generally on a straight-line basis.

Share Activity

The following is a summary of equity award activity for unvested restricted stock and stock units in the period from December 31, 2014 through March 31, 2015:

(in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Grant Date Fair Value
Restricted shares / units outstanding at December 31, 2014	2.1	$148.79	1.3	$312.5
Granted	0.4	325.74		130.3
Vested	(0.5)	(116.03)		(58.0)
Assumed as part of the Allergan Acquisition **	0.5	218.47		102.8
Forfeited	—	(115.18)		(4.4)

Restricted shares / units outstanding at March 31, 2015	2.5	$193.36	2.6	$483.2

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.

The following is a summary of equity award activity for non-qualified options to purchase ordinary shares in the period from December 31, 2014 through March 31, 2015:

(in millions, except per share data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	5.4	$93.96	7.3	$858.9
Granted	0.2	300.79
Exercised	(0.5)	(81.82)
Assumed as part of the Allergan Acquisition**	7.0	103.63
Cancelled	(0.3)	(108.82)

Outstanding, March 31, 2015	11.8	$106.23	7.2	$2,257.8

Vested and expected to vest at March 31, 2015	11.3	$105.86	7.2	$2,170.8

**	Assumed as part of the Allergan Acquisition for the pro rata portion representing future compensation as of March 17, 2015.

In addition to the awards discussed above, the Company also grants deminimis awards to be settled in cash due to local statutory requirements.

NOTE 7 — Reportable Segments

As of and for the three months ended March 31, 2015, the Company organized its business into three operating segments: North American Brands, North American Generics and International and Anda Distribution. The North American Brands segment includes patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products within North America. The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products and over-the counter products within North America. Also included in this segment are international revenues which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third-party Medis business. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

In addition to the segments above, in connection with the Allergan Acquisition, the Company managed the acquired Allergan business as a separate segment from March 17, 2015 through March 31, 2015. The Company is considering revising its segment structure in future periods.

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not evaluate total assets, capital expenditures, R&D expenses, amortization and asset sales and impairments, net by segment as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s segments consisted of the following for the three months ended March 31, 2015 and 2014 ($ in millions):

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	North America	North America Generics	Anda			North America	North America Generics	Anda
	Brands	and International	Distribution	Allergan	Total	Brands	and International	Distribution	Total
Product sales	$1,720.3	$1,756.4	$461.6	$255.2	$4,193.5	$572.0	$1,634.7	$390.2	$2,596.9
Other revenue	15.7	21.8	—	3.2	40.7	22.0	36.2	—	58.2

Net revenues	1,736.0	1,778.2	461.6	258.4	4,234.2	594.0	1,670.9	390.2	2,655.1
Operating expenses:
Cost of sales(1)	372.0	826.8	404.0	110.6	1,713.4	185.5	776.3	331.2	1,293.0
Selling and marketing	411.1	174.5	31.4	118.5	735.5	87.6	170.0	25.5	283.1
General and administrative	281.8	118.1	9.1	284.0	693.0	71.5	195.0	9.3	275.8

Contribution	$671.1	$658.8	$17.1	$(254.7)	$1,092.3	$249.4	$529.6	$24.2	$803.2

Contribution margin	38.7%	37.0%	3.7%	(98.6)%	25.8%	42.0%	31.7%	6.2%	30.3%

Research and development					431.0				171.5
Amortization					925.4				424.2
Asset sales and impairments, net					57.8				(0.4)

Operating (loss) income					$(321.9)				$207.9

Operating margin					(7.6)%				7.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

The following table presents net revenues for the reporting units in the North American Brands segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31
	2015	2014
North American Brands
CNS
Namenda® IR	$245.4	$—
Namenda XR ®	150.6	—
Viibyrd® / Fetzima ®	79.6	—
Saphris ®	42.0	—
Other CNS	24.0	—

Total CNS	541.6	—
Gastroenterology
Delzicol®/Asacol® HD	136.2	140.8
Linzess®/Constella ™	96.2	—
Carafate ® / Sulcrate ®	54.3	—
Canasa ® / Salofalk ®	37.3	—
Zenpep ®, Ultrase ® & Viokace ®	40.2	—
Other Gastroenterology	12.4	—

Total Gastroenterology	376.6	140.8
Women’s Health
Lo Loestrin® Fe	83.3	62.4
Minastrin® 24 Fe	65.4	47.9
Estrace® Cream	71.9	53.3
Other Women’s Health	46.9	49.0

Total Women’s Health	267.5	212.6
Cardiovascular, Respiratory & Acute Care
Bystolic®	164.1	—
Daliresp ® (1)	23.6	—
Tudorza ® (1)	28.2	—

Total Cardiovascular, Respiratory & Acute Care	215.9	—
Urology	68.3	72.1
Infectious Disease	37.8	—
Dermatology/Established Brands	228.3	168.5

Total North American Brands	$1,736.0	$594.0

(1)	Products were divested March 2, 2015 as part of the Respiratory Sale.

North American Brands revenues are classified based on the current mix of promoted products within the respective categories. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our North American Generics and International segment consisted of the following for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
North American Generics	$1,220.2	$1,024.2
International	558.0	646.7

Net revenues	$1,778.2	$1,670.9

NOTE 8 — Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors, which may differ from actual results.

Inventories consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Raw materials	$688.5	$625.3
Work-in-process	442.4	205.3
Finished goods	2,187.2	1,421.6

	3,318.1	2,252.2
Less: inventory reserves	193.0	176.7

Inventories	$3,125.1	$2,075.5

Included in inventory as of March 31, 2015 was the following amounts related to the fair-value step-up of acquired inventory ($ in millions):

	Allergan Acquisition	Forest Acquisition	Durata Acquisition	Total
Work-in-process	$193.4	$—	$—	$193.4
Finished goods	679.1	107.8	13.4	800.3

Total	$872.5	$107.8	$13.4	$993.7

Included in inventory as of December 31, 2014 was the following amounts related to the fair-value step-up of acquired inventory ($ in millions):

	Forest Acquisition	Durata Acquisition	Warner Chilcott Acquisition	Total
Work-in-process	$—	$—	$—	$—
Finished goods	285.3	16.3	1.9	303.5

Total	$285.3	$16.3	$1.9	$303.5

NOTE 9 — Investments and Other Assets

Investments in marketable securities, other investments and other assets consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$16.0	$1.0

Total marketable securities	$16.0	$1.0

Investments and other assets:
Equity method investments	$24.5	$9.8
Cost method and other long-term investments	101.2	54.8
Deferred executive compensation investments	117.1	—

	March 31, 2015	December 31, 2014
Taxes receivable	21.1	57.7
Deferred loan costs	188.0	58.9
Other assets	66.4	54.2

Total investments and other assets	$518.3	$235.4

The Company’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s consolidated balance sheets.

NOTE 10 — Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Accrued expenses:
Accrued third-party rebates	$1,659.0	$1,200.8
Accrued payroll and related benefits	488.1	387.2
Litigation-related reserves and legal fees	401.4	415.3
Accrued severance, retention and other shutdown costs	366.7	125.1
Current portion of contingent consideration obligations	317.8	237.8
Royalties and sales agent payables	274.4	212.4
Accrued pharmaceutical fees	203.8	132.7
Interest payable	202.3	82.7
Accrued indirect returns	184.9	122.6
Accrued non-provision taxes	169.8	19.4
Accrued R&D expenditures	155.0	179.4
Accrued selling and marketing expenditures	112.9	24.2
Accrued professional fees	39.3	44.1
Manufacturing related	31.5	11.2
Dividends payable	23.4	—
Accrued warranties	7.5	—
Accrued co-promotion liabilities	5.7	7.5
Other accrued expenses	406.3	323.6

Total accrued expenses	$5,049.8	$3,526.0

Total accounts payable	770.3	644.6

Total accounts payable and accrued expenses	$5,820.1	$4,170.6

NOTE 11 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following (in millions):

	North American Brands	North American Generics and International	Anda Distribution	Allergan	Total
Balance at December 31, 2014	$20,717.9	$3,717.3	$86.3	$—	$24,521.5
Additions through acquisitions	—	—	—	26,368.5	26,368.5
Measurement period adjustments and other	(8.7)	—	—	—	(8.7)
Impairments	—	(2.5)	—	—	(2.5)
Foreign exchange and other adjustments	9.1	(61.5)	—	—	(52.4)

Balance at March 31, 2015	$20,718.3	$3,653.3	$86.3	$26,368.5	$50,826.4

As of March 31, 2015 and December 31, 2014, the gross balance of goodwill was $51,493.7 million and $25,186.3 million, respectively.

During the three months ended March 31, 2015, there was an increase in goodwill of $26,368.5 million resulting from the Allergan Acquisition, a measurement period adjustment increasing goodwill of $4.2 million resulting from the Durata Acquisition, offset by a measurement period adjustment decreasing goodwill by $(12.9) million resulting from the Forest Acquisition.

Product rights and other intangible assets consisted of the following ($ in millions):

Cost basis	Balance as of December 31, 2014	Acquisitions	Impairments	Held for Sale / Disposals/ Other	Foreign Currency Translation	Balance as of March 31, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$20,034.9	$44,359.0	$—	$538.9	$(81.0)	$64,851.8
Trade Name	411.2	700.0	—	(4.2)	(40.2)	1,066.8

Total definite-lived intangible assets	$20,446.1	$45,059.0	$—	$534.7	$(121.2)	$65,918.6

Intangibles with indefinite lives:
IPR&D	$4,300.5	$11,010.0	$(3.7)	$(1,041.9)	$(26.8)	$14,238.1
Trade Name	76.2	—	—	—	—	76.2

Total indefinite-lived intangible assets	$4,376.7	$11,010.0	$(3.7)	$(1,041.9)	$(26.8)	$14,314.3

Total product rights and related intangibles	$24,822.8	$56,069.0	$(3.7)	$(507.2)	$(148.0)	$80,232.9

Accumulated Amortization	Balance as of December 31, 2014	Amortization	Impairments	Disposals/ Other	CTA	Balance as of March 31, 2015
Intangibles with definite lives:
Product rights and other related intangibles	$(5,595.9)	$(917.9)	$(33.4)	$448.8	$110.5	$(5,987.9)
Trade Name	(38.5)	(7.5)	(2.7)	4.2	0.6	(43.9)

Total definite-lived intangible assets	$(5,634.4)	$(925.4)	$(36.1)	$453.0	$111.1	$(6,031.8)

Total product rights and related intangibles	$(5,634.4)	$(925.4)	$(36.1)	$453.0	$111.1	$(6,031.8)

Net Product Rights and Other Intangibles	$19,188.4					$74,201.1

The following items had a significant impact on net product rights and other intangibles in the three months ended March 31, 2015:

•	On March 17, 2015, the Company acquired intangibles assets in connection with the Allergan Acquisition of $56,060.5 million.

•	In the quarter ended March 31, 2015, the Company divested Doryx resulting in a reduction of intangible assets of approximately $46.6 million.

•	In the quarter ended March 31, 2015, the Company evaluated its product portfolio as part of the integration of Allergan. As a result of this review, the Company is no longer promoting certain products in Australia, resulting in an impairment charge of $36.1 million in the quarter ended March 31, 2015. Additionally, the Company held for sale the remaining assets of $15.4 million related to the Australian business.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and other related intangibles as of March 31, 2015 over the remainder of 2015 and each of the next five years is estimated to be as follows ($ in millions):

Amount
2015 remaining	$4,921.6
2016	$6,421.9
2017	$6,369.0
2018	$5,829.8
2019	$5,690.1
2020	$5,324.9

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimates, potential impairments, accelerated amortization or other events.

NOTE 12 —   Long-Term Debt and Capital Leases

Total debt and capital leases consisted of the following ($ in millions):

	Balance As of		Fair Market Value As of
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$—	$501.0	$—
$500.0 million floating rate notes due March 12, 2018	500.0	—	503.9	—
$500.0 million floating rate notes due March 12, 2020	500.0	—	508.2	—

	1,500.0	—	1,513.1	—

Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	—	836.9	—
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	—	1,007.7	—
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	497.0	489.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,201.0	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	—	3,039.9	—
$250.0 million 1.350%% notes due March 15, 2018	250.0	—	247.3	—
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,125.3	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	499.8	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	459.6	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	—	3,584.4	—
$650.0 million 3.375% notes due September 15, 2020	650.0	—	674.1	—
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	824.6	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,328.6	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	—	3,069.3	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,704.6	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	—	332.2	—
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,238.9	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	—	4,122.0	—
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	—	2,613.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,028.6	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,608.3	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	—	2,646.5	—

	32,550.0	11,000.0	33,689.6	11,236.7

Total Senior Notes Gross	34,050.0	11,000.0	35,202.7	11,236.7

Unamortized premium	286.6	239.9	—	—
Unamortized discount	(116.0)	(52.1)	—	—

Total Senior Notes Net	34,220.6	11,187.8	35,202.7	11,236.7

Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	306.9	506.9
WC Five Year Trance variable rate debt maturing October 1, 2018**	622.1	744.7

	929.0	1,251.6

ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	903.4	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,850.0	1,900.0

	2,753.4	2,832.6

AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	—
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,750.0	—

	5,500.0	—

Total Term Loan Indebtedness	9,182.4	4,084.2

Other Indebtedness
Bridge Loan Facility	810.0	—
Revolver borrowings	—	255.0
Other	98.4	—

Total Other Borrowings	908.4	255.0

Capital Leases	13.2	16.7

Total Indebtedness	$44,324.6	$15,543.7

**	The indebtedness requires a quarterly repayment of 2.5%.

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets. The book value of the outstanding term loan indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Unless otherwise indicated, the remaining loan balances after the quarterly required payments are due upon maturity.

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Actavis plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes will be fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Actavis, Inc., a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis. Actavis plc has not guaranteed the notes.

The 2016 Floating Rate Notes, the 2018 Floating Rate Notes and the 2020 Floating Rate Notes will bear interest at a floating rate equal to three-month LIBOR plus 0.875%, 1.080% and 1.255% per annum, respectively. Interest on the 2016 Floating Rate Notes will be payable quarterly on March 1, June 1, September 1 and December 1 of each year, beginning on June 1, 2015. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes will be payable quarterly on March 12, June 12, September 12 and December 12 of each year, beginning on June 12, 2015.

Fixed Rate Notes

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The following represents the activity to the fixed rate notes during the three months ended March 31, 2015:

•	Actavis Funding SCS issued the 1.850% 2017 Notes, the 2.350% 2018 Notes, the 3.000% 2020 Notes, the 3.450% 2022 Notes, the 3.800% 2025 Notes, the 4.550% 2035 Notes and the 4.750% 2045 Notes; and

•	On May 7, 2015, Actavis Funding SCS and Wells Fargo entered into a second supplemental indenture amending the indenture dated as of March 12, 2015 between Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l., and Actavis, Inc., as guarantors (collectively, the “Guarantors”), and Wells Fargo as supplemented and amended by the first supplemental indenture dated as of March 12, 2015 between Actavis Funding SCS, the Guarantors and Wells Fargo (the “Indenture”). The second supplemental indenture amends certain inconsistencies in the terms of the notes offered under the Indenture.

•	On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

Term Loan Indebtedness

WC Term Loan

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amends and restates Actavis plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan”), among the WC Borrowers, Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Actavis plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Actavis plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating.

The Company is subject to, and, at March 31, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

ACT Term Loan

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Actavis Capital, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Actavis plc’s existing second amended and restated Actavis term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Actavis plc’s existing amended and restated Actavis term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Actavis plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”). The 2017 Term Loan matures on October 31, 2017.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 Term Loan”).

The ACT Term Loan provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company is subject to, and at March 31, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

AGN Term Loan

On December 17, 2014, Actavis and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were to be used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

Borrowings under the AGN Term Loan bear interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.

The obligations of Actavis Capital under the Term Loan Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis plc (other than Actavis Capital or a direct subsidiary of Actavis plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

Bridge Loan Facility

On December 17, 2014, Actavis and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Bridge Loan Facility, the Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. As of March 31, 2015, $810.0 million of the Bridge Loan Facility was outstanding. The outstanding balance of the Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 2.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 3.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder.

Revolving Credit Facility

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion.

The Revolver Agreement provides that loans thereunder will bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver. The Revolving Credit Agreement will mature on December 17, 2019.

The obligations under the Revolver Agreement are guaranteed by Actavis plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

The Company is subject to, and as of March 31, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At March 31, 2015, there was no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $29.2 million. The net availability under the Revolving Credit Facility was $970.8 million.

Annual Debt Maturities

As of March 31, 2015, annual debt maturities were as follows (in millions):

Total Payments
2015 remaining	$498.6
2016	2,347.5
2017	4,217.6
2018	7,145.8
2019	3,325.0
2020	6,093.8
2021 and after	19,604.1

43,232.4

Capital Leases	13.2
Bridge Loan Facility	810.0
Other short-term borrowings	98.4
Unamortized Premium	286.6
Unamortized Discount	(116.0)

Total Indebtedness	$44,324.6

Amounts represent total anticipated cash payments assuming scheduled repayments.

NOTE 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Long-term pension and post retirement liability	$470.3	$103.1
Acquisition related contingent consideration liabilities	453.0	159.0
Deferred executive compensation	117.3	—
Long-term severance and restructuring liabilities	40.5	4.3
Long-term contractual obligations	28.9	29.7
Product warranties	28.1	—
Litigation-related reserves	—	4.9
Other long-term liabilities	80.0	34.8

Total other long-term liabilities	$1,218.1	$335.8

NOTE 14 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 was (25.8)% compared to 31.5% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. The effective tax rate for the quarter ended March 31, 2014 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. Additionally, the tax provision for the quarter ended March 31, 2014 included a benefit of $9.7 million related to certain changes to the Company’s uncertain tax positions.

ASC 740-270-25 generally requires the tax (or benefit) for an interim period to be computed based on an estimated annual effective tax rate. Our estimated annual effective tax rate for 2015 is subject to wide variability due to the overall level of forecasted pre-tax book income, the mix of earnings between jurisdictions and significant acquisition related expenses. As a result, we have computed the income tax benefit for the quarter ended March 31, 2015 based on year to date results.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

With the exception of the Forest group, the Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008. For the Watson group’s 2008 and 2009 tax years, the Company and the IRS have agreed on all issues except the timing of the deductibility of certain litigation costs. Due to our numerous acquisitions we have several concurrent IRS tax audits for pre-acquisition periods. The table set forth below lists the acquired U.S. entities and taxable years that are currently under audit by the IRS:

IRS Audits	Tax Years
Watson Pharmaceuticals, Inc.	2010 and 2009
Actavis Inc.	2009, 2010, 2011 and 2012
Warner Chilcott Corporation	2010, 2011 and 2012
Forest Laboratories, Inc.	2007, 2008 and 2009
Aptalis Holdings, Inc.	2013
Durata Therapeutics Inc.	2012
Allergan Inc.	2009 and 2010

While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes at this time.

As part of acquisition accounting, the Company accrued income taxes, including withholding taxes, of approximately $1,221.5 million for certain pre-acquisition earnings primarily related to the Allergan acquisition. The Company expects that future subsidiary earnings will be indefinitely reinvested. In addition, as part of acquisition accounting, the Company accrued $69.9 million of uncertain tax positions related to the Allergan pre-acquisition tax years. This amount, if recognized, world favorably impact the Company’s effective tax rate.

NOTE 15 — Shareholders’ Equity

A summary of the changes in shareholders’ equity for the quarter ended March 31, 2015 consisted of the following (in millions):

Actavis plc
Shareholders’ equity as of December 31, 2014	$28,331.1
Additional paid-in-capital issued on March 17, 2015 for the Allergan Transaction	34,685.9
Increase in additional paid in capital for share based compensation plans	225.5
Net (loss) attributable to ordinary shareholders	(535.2)
Proceeds from stock plans	42.6
Proceeds from the issuance of Mandatorily Convertible Preferred Shares	4,929.7
Proceeds from the March 2, 2015 issuance of Ordinary Shares	4,071.1
Excess tax benefit from employee stock plans	36.1
Repurchase of ordinary shares	(64.1)
Other comprehensive (loss)	(317.9)

Shareholders’ equity as of March 31, 2015	$71,404.8

Warner Chilcott Limited
Member’s equity as of December 31, 2014	$28,072.6
Contribution from Parent	43,687.3
Net (loss)	(508.4)
Other comprehensive (loss)	(317.9)

Member’s equity as of March 31, 2015	$70,933.6

Preferred Shares

On February 24, 2015, the Company completed an offering of 5,060,000 of our 5.500% mandatory convertible preferred shares, Series A, par value $0.0001 per share (the “Mandatory Convertible Preferred Shares”). Dividends on the Mandatory Convertible Preferred Shares will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee thereof, at an annual rate of 5.500% on the liquidation preference of $1,000.00 per Mandatory Convertible Preferred Share. The Company may pay declared dividends in cash, by delivery of our ordinary shares or by delivery of any combination of cash and our ordinary shares, as determined by us in our sole discretion, subject to certain limitations, on March 1, June 1, September 1 and December 1 of each year commencing June 1, 2015, to and including March 1, 2018. The net proceeds from the Mandatory Convertible Preferred Share issuance of $4,929.7 million were used to fund the Allergan Acquisition.

Each Mandatory Convertible Preferred Share will automatically convert on March 1, 2018, into between 2.8345 and 3.4722 ordinary shares, subject to anti-dilution adjustments. The number of our ordinary shares issuable on conversion of the Mandatory Convertible Preferred Shares will be determined based on the average volume weighted average price per ordinary share over the 20 consecutive trading day period beginning on and including the 22nd scheduled trading day immediately preceding March 1, 2018, the mandatory conversion date. At any time prior to March 1, 2018, other than during a fundamental change conversion period as defined, holders of the Mandatory Convertible Preferred Shares may elect to convert each Mandatory Convertible Preferred Share into our ordinary shares at the minimum conversion rate of 2.8345 ordinary shares per Mandatory Convertible Preferred Share, subject to anti-dilution adjustments. In addition, holders may elect to convert any Mandatory Convertible Preferred Shares during a specified period beginning on the fundamental change effective date, in which case such Mandatory Convertible Preferred Shares will be converted into our ordinary shares at the fundamental change conversion rate and converting holders will also be entitled to receive a fundamental change dividend make-whole amount and accumulated dividend amount.

2015 Ordinary Shares Offering

On March 2, 2015, in connection with the Allergan Acquisition, the Company issued 14,513,889 of its ordinary shares for an actual public offering price of $288.00 per share. The net proceeds of $4,071.1 million were used, in part, to finance the Allergan Acquisition.

Accumulated Other Comprehensive (Loss)

For most of the Company’s international operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive (loss) / income. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

The movements in accumulated other comprehensive (loss) for the three months ended March 31, 2015 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized (losses) net of tax	Total Accumulated Other Comprehensive (Loss)
Balance as of December 31, 2014	$(434.4)	$(31.0)	$(465.4)
Other comprehensive (loss) before reclassifications into general and administrative	(313.9)	(4.0)	(317.9)

Total other comprehensive (loss)	(313.9)	(4.0)	(317.9)

Balance as of March 31, 2015	$(748.3)	$(35.0)	$(783.3)

The movements in accumulated other comprehensive income / (loss) for the three months ended March 31, 2014 were as follows (in millions):

	Foreign Currency Translation Items	Unrealized gains net of tax	Total Accumulated Other Comprehensive Income / (Loss)
Balance as of December 31, 2013	$85.1	$5.4	$90.5
Other comprehensive (loss)/income before reclassifications into general and administrative	(7.5)	0.7	(6.8)

Total other comprehensive (loss)/income	(7.5)	0.7	(6.8)

Balance as of March 31, 2014	$77.6	$6.1	$83.7

NOTE 16 — Derivative Instruments and Hedging Activities

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency derivatives.

Foreign Currency Derivatives

Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s consolidated revenues and favorably impact operating expenses in U.S. dollars.

Primarily as a result of the Allergan Acquisition and from time to time, the Company enters into foreign currency derivatives to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to economically offset the effect of changes in the value of foreign currency assets and liabilities, commitments and anticipated foreign currency denominated sales and operating expenses. The Company enters into foreign currency derivatives in amounts between minimum and maximum anticipated foreign exchange exposures. The Company does not designate these derivative instruments as accounting hedges.

The Company uses foreign currency derivatives, which provide for the sale or purchase of foreign currencies to economically hedge the currency exchange risks associated with probable but not firmly committed transactions that arise in the normal course of the Company’s business. Probable but not firmly committed transactions are comprised primarily of sales of products and purchases of raw material in currencies other than the U.S. dollar. The foreign currency derivatives are entered into to reduce the volatility of earnings generated in currencies other than the U.S. dollar. While these instruments are subject to fluctuations in value, such fluctuations are anticipated to offset changes in the value of the underlying exposures.

During the three months ended March 31, 2015 and 2014, the Company recognized losses on such contracts of $12.8 million and zero, respectively.

The fair value of outstanding foreign currency derivatives are recorded in “Prepaid expenses and other current assets” or “Accounts payable and accrued expenses.” At March 31, 2015 and December 31, 2014, foreign currency derivative assets associated with the foreign exchange option contracts of $129.1 million and $2.3 million, respectively, were included in “Prepaid expenses and other current assets.” At March 31, 2015 and December 31, 2014, net foreign currency derivative liabilities associated with the foreign exchange forward contracts of $3.4 million and zero were included in “Accounts payable and accrued expenses.”

NOTE 17 — Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 consisted of the following (in millions):

	Fair Value Measurements as of March 31, 2015 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$16.0	$16.0	$—	$—
Deferred executive compensation investments	117.1	93.7	23.4	—
Foreign currency derivatives	129.1	—	129.1	—
Marketable equity securities	44.0	44.0	—	—

Total assets	$306.2	$153.7	$152.5	$—

Liabilities:
Foreign currency derivatives	3.4	—	3.4	—
Deferred executive compensation liabilities	111.1	87.7	23.4	—
Contingent consideration obligations	770.8	—	—	770.8

Total liabilities	$885.3	$87.7	$26.8	$770.8

	Fair Value Measurements as of December 31, 2014 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1.0	$1.0	$—	$—
Foreign currency derivatives	2.3	—	2.3	—

Total assets	$3.3	$1.0	$2.3	$—

Liabilities:
Contingent consideration	396.8	—	—	396.8

Total liabilities	$396.8	$—	$—	$396.8

Marketable securities and investments consist of available-for-sale investments in U.S. treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss).

Foreign Currency Contracts

At March 31, 2015 and December 31, 2014, the notional principal and fair value of the Company’s outstanding foreign currency derivative financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Notional Principal	Fair Value	Notional Principal	Fair Value
(in millions)
Foreign currency forward exchange contracts	$89.2	$(3.4)	$10.3	$2.3
Foreign currency sold — put options	849.4	129.1	—	—

The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2015 and December 31, 2014, and do not represent the amount of the Company’s exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2015 and December 31, 2014. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Contingent Consideration Obligations

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations, including accretion, are recorded in our consolidated statements of operations as follows ($ in millions):

	Three Months Ended
Expense / (income)	March 31, 2015	March 31, 2014
Cost of sales	$28.0	$0.3
General and administrative	0.3	—
Research and development	0.5	(7.3)

	$28.8	$(7.0)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014 (in millions):

	Balance at December 31, 2014	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2015
Liabilities:
Contingent consideration obligations	$396.8	$—	$347.7	$28.8	$(2.5)	$770.8

	Balance at December 31, 2013	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2014
Liabilities:
Contingent consideration obligations	$207.8	$—	$49.2	$(7.0)	$(0.8)	$249.2

During the quarter ended March 31, 2015, the following activity in contingent consideration obligations by acquisition was incurred ($ in million):

	December 31, 2014	Acquisitions	Fair Value Adjustments and Accretion	Payments and Other	March 31, 2015
Medicines 360 Acquisition	$126.6	$—	$50.8	$—	$177.4
Furiex Acquisition	88.4	—	0.1	—	88.5
Forest Acquisition	52.4	—	(29.6)	—	22.8
Durata Acquisition	49.0	—	6.4	(30.9)	24.5
Metrogel Acquisition	31.2	—	0.4	—	31.6
May 2014 Acquisition	19.1	—	0.4	(2.1)	17.4
Uteron Acquisition	10.4	—	0.1	—	10.5
Allergan Acquisition	—	379.1	—	0.2	379.3
Other	19.7	—	0.2	(1.1)	18.8

Total	$396.8	$379.1	$28.8	$(33.9)	$770.8

NOTE 18 — Business Restructuring Charges

During 2014 and the quarter ended March 31, 2015 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the Allergan, Forest, Warner Chilcott and Actavis acquisitions as well as optimization of our operating cost structure through our global supply chain initiative. Restructuring activities for the quarter ended March 31, 2015 as follows (in millions):

	Severance and Retention	Share-Based Compensation	Accelerated Depreciation	Other	Total
Accrual Balance at December 31, 2014	$129.4	$—	$—	$—	$129.4
Acquired Liability	27.9	—	—	29.2	57.1
Charged to expense
Cost of sales	23.7	6.6	0.9	8.2	39.4
Research and development	67.2	59.9	—	—	127.1
Selling and marketing	72.0	23.6	—	—	95.6
General and administrative	125.0	190.0	—	7.6	322.6

Total expense	287.9	280.1	0.9	15.8	584.7

Cash payments	(70.2)	(127.1)	—	(9.5)	(206.8)
Non-cash adjustments	(2.7)	(153.0)	(0.9)	(0.6)	(157.2)

Accrual Balance at March 31, 2015	$372.3	$—	$—	$34.9	$407.2

During the quarters ended March 31, 2015 and 2014, the Company recognized restructuring charges of $584.7 million and $24.8 million, respectively.

NOTE 19 — Commitments and Contingencies

Legal Matters

The Company and its affiliates are involved in various disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. As of March 31, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $375.0 million.

The Company’s legal proceedings range from cases brought by a single plaintiff to mass tort actions and class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including, but not limited to, qui tam actions, antitrust, product liability, breach of contract, securities, patent infringement and trade practices), some of which present novel factual allegations and/or unique legal theories. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss. In those proceedings in which plaintiffs do request publicly quantified amounts of relief, the Company does not believe that the quantified amounts are meaningful because they are merely stated jurisdictional limits, exaggerated and/or unsupported by the evidence or applicable burdens of proof.

Antitrust Litigation

Actos® Litigation. On December 31, 2013 two putative class actions were filed in the federal court for the Southern District of New York against Actavis plc and certain of its affiliates alleging that Watson Pharmaceuticals, Inc.’s (“Watson” now known as Actavis, Inc.) 2010 patent lawsuit settlement with Takeda Pharmaceutical, Co. Ltd. related to Actos® (pioglitazone hydrochloride and metformin “Actos®”) is unlawful. Several additional complaints have also been filed. Plaintiffs then filed a consolidated, amended complaint on May 20, 2014. The amended complaint, asserted on behalf of a putative class of indirect purchaser plaintiffs, generally alleges an overall scheme that included Watson improperly delaying the launch of its generic version of Actos® in exchange for substantial payments from Takeda in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and unspecified damages. Defendants have moved to dismiss the amended complaint.

The Company believes that it has substantial meritorious defenses to the claims alleged. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

AndroGel® Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in federal district court in California alleging that the September 2006 patent lawsuit settlement between Watson and Solvay Pharmaceuticals, Inc. (“Solvay”), related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that Watson improperly delayed its launch of a generic version of AndroGel® in exchange for Solvay’s agreement to permit Watson to co-promote AndroGel® for consideration in excess of the fair value of the services provided by Watson, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in federal district court in California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. The FTC and the private plaintiffs filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office (the “USPTO”), conduct in connection with the listing of Solvay’s patent in the FDA “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of AndroGel®. The Judicial Panel on Multidistrict Litigation (“JPML”) transferred all federal court actions then pending outside of Georgia to that district. The district court then granted the Company’s motion to dismiss all claims except the private plaintiffs’ sham litigation claims. After the dismissal was upheld by the Eleventh Circuit Court of Appeals, the FTC petitioned the United States Supreme Court to hear the case. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded (the “Supreme Court AndroGel Decision”). The case in now back in the district court in Georgia August 5, 2014 the indirect purchaser plaintiffs filed an amended complaint which the Company answered on September 15, 2014.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Botox® Litigation. On February 24, 2015, a class action complaint was filed in federal court in California. The complaint alleges unlawful market allocation in violation of Section 1 of the Sherman Act, 15 U.S.C. §1, agreement in restraint of trade in violation of 15 U.S.C. §1 of the Sherman Act, unlawful maintenance of monopoly market power in violation of Section 2 of the Sherman Act, 15 U.S.C. §2 of the Sherman Act, violations of California’s Cartwright Act, Section 16700 et seq. of Calif. Bus. and Prof. Code., and violations of California’s unfair competition law, Section 17200 et seq. of Calif. Bus. and Prof. Code. The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson and certain Company affiliates including The Rugby Group, Inc. (“Rugby”) in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. While many of these actions have been dismissed, actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. There has been activity in Tennessee and Florida since 2003. In the action pending in Kansas, plaintiffs’ motion for class certification has been fully briefed. In the action pending in the California state court, following the decision from the United States Supreme Court in the Federal Trade Commission v. Actavis matter involving AndroGel®, described above, Plaintiffs and Bayer announced that they reached an agreement to settle the claims pending against Bayer and Bayer has now been dismissed from the action. Plaintiffs are continuing to pursue claims against the generic defendants, including Watson and Rugby. The remaining parties submitted letter briefs to the court regarding the impact of the Supreme Court AndroGel Decision and on May 7, 2015, the California Supreme Court issued a ruling, consistent with the Supreme Court AndroGel Decision discussed above, that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review.

In addition to the pending actions, the Company understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

Doryx® Litigation. In July 2012, Mylan Pharmaceuticals Inc. (“Mylan”) filed a complaint against Warner Chilcott and Mayne Pharma International Pty. Ltd. (“Mayne”) in federal court in Pennsylvania alleging that Warner Chilcott and Mayne prevented or delayed Mylan’s generic competition to Warner Chilcott’s Doryx® products in violation of U.S. federal antitrust laws and tortiously interfered with Mylan’s prospective economic relationships under Pennsylvania state law. In the complaint, Mylan seeks unspecified treble and punitive damages and attorneys’ fees. Following the filing of Mylan’s complaint, three putative class actions were filed against Warner Chilcott and Mayne by purported direct purchasers, and one putative class action was filed against by purported indirect purchasers. In addition, four retailers filed in the same court a civil antitrust complaint in their individual capacities against Warner Chilcott and Mayne regarding Doryx®. In each of the class and individual cases the plaintiffs allege that they paid higher prices for Warner Chilcott’s Doryx® products as a result of Warner Chilcott’s and Mayne’s alleged actions preventing or delaying generic competition in violation of U.S. federal antitrust laws and/or state laws. Plaintiffs seek unspecified injunctive relief, treble damages and/or attorneys’ fees. All of the actions were consolidated in the federal district court.

Warner Chilcott and Mayne’s motion to dismiss was denied without prejudice by the court in June 2013. Thereafter, Warner Chilcott and Mayne reached agreements to settle the claims of the Direct Purchaser Plaintiff class representatives, the Indirect Purchaser Plaintiff class representatives and each of the individual retailer plaintiffs. Warner Chilcott and Mylan filed motions for summary judgment on March 10, 2014. On April 16, 2015, the court issued an order granting Warner Chilcott and Mayne’s motion for summary judgment, denying Mylan’s summary judgment motion and entering judgment in favor of Warner Chilcott and Mayne on all counts. Mylan has not yet indicated whether they will be appealing the court’s ruling.

The Company intends to vigorously defend its rights in the litigations. However, it is impossible to predict with certainty the outcome of any litigation and whether any additional similar suits will be filed. The Company can offer no assurance as to whether Mylan will appeal the district court’s ruling and, if it does, whether the Company will be successful on the appeal.

Lidoderm® Litigation. On November 8, 2013, a putative class action was filed in the federal district court against Actavis, Inc. and certain of its affiliates alleging that Watson’s 2012 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Lidoderm® (lidocaine transdermal patches, “Lidoderm®”) is unlawful. The complaint, asserted on behalf of putative classes of direct purchaser plaintiffs, generally alleges that Watson improperly delayed launching generic versions of Lidoderm® in exchange for substantial payments from Endo in violation of federal and state antitrust and consumer protection laws. The complaint seeks declaratory and injunctive relief and damages. Additional lawsuits containing similar allegations have followed on behalf of other classes of putative direct purchasers and suits have been filed on behalf of putative classes of end-payer plaintiffs. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. On April 3, 2014 the JPML consolidated the cases in federal district court in California. Defendants filed motions to dismiss each of the plaintiff classes’ claims. On November 17, 2014, the court issued an order granting the motion in part but denying it with respect to the claims under Section 1 of the Sherman Act. Plaintiffs then filed an amended, consolidated complaint on December 19, 2014. Defendants have responded to the amended consolidated complaint. On March 5, 2015, a group of five retailers filed a civil antitrust complaint in their individual capacities regarding Lidoderm® in the same court where it was consolidated with the direct and indirect purchaser class complaints. The retailer complaint recites similar facts and asserts similar legal claims for relief to those asserted in the related cases described above.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin® 24 Litigation. On April 5, 2013, two putative class actions were filed in the federal district court against Actavis, Inc. and certain affiliates alleging that Watson’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors. In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors. The Company anticipates additional claims or lawsuits based on the same or similar allegations. After a hearing on September 26, 2013, the JPML issued an order transferring all related Loestrin® 24 cases to the federal court for the District of Rhode Island. On September 4, 2014, the court granted the defendants’ motion to dismiss the complaint. The plaintiffs are appealing the district court’s decision to the First Circuit Court of Appeals.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously including in the appeal of the district court’s decision granting the Company’s motion to dismiss. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Namenda® Litigation. On September 15, 2014, the State of New York, through the Office of the Attorney General of the State of New York, filed a lawsuit in the United States District Court for the Southern District of New York alleging that Forest is acting to prevent or delay generic competition to Forest’s immediate-release product Namenda® in violation of federal and New York antitrust laws and committed other fraudulent acts in connection with its commercial plans for Namenda® XR. In the complaint, the state seeks unspecified monetary damages and injunctive relief. On September 24, 2014, the state filed a motion for a preliminary injunction prohibiting Forest from discontinuing or otherwise limiting the availability of immediate-release Namenda® until the conclusion of the litigation. A hearing was held in November 2014 on the state’s preliminary injunction motion. On December 11, 2014, the district court issued a ruling granting the state’s injunction motion and issued an injunction on December 15, 2014. Forest appealed the preliminary injunction order to the Court of Appeals for the Second Circuit, which heard oral argument on April 13, 2015. Forest’s appeal remains pending.

The Company believes it has substantial meritorious defenses and intends to defend both its brand and generic defendant entities vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Opana Litigation. On December 19, 2014, a putative class action was filed in California state court against Actavis, Inc. and Actavis South Atlantic LLC alleging, among other things, that Actavis’ 2009 patent lawsuit settlement with Endo Pharmaceuticals, Inc. related to Opana ER® (extended release oxymorphone hydrochloride tablets) is unlawful. The complaint, asserted on behalf of a putative class of end payer plaintiffs, generally alleges that Actavis and Impax improperly delayed launching generic versions of Opana ER® in exchange for substantial consideration from Endo in violation of CA state antitrust, unfair competition and consumer protection laws. The complaint seeks damages and other equitable relief. On March 4, 2015, plaintiffs in this action agreed to voluntarily dismiss the Actavis defendants from the action without prejudice. The Company anticipates additional claims or lawsuits based on the same or similar allegations may be filed. However, this action and any others like it, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Zymar®/Zymaxid® Litigation. On February 16, 2012, Apotex Inc. and Apotex Corp. filed a complaint in the federal district court in Delaware Senju Pharmaceuticals Co., Ltd. (“Senju”), Kyorin Pharmaceutical Co., Ltd. (“Kyorin”), and Allergan, Inc. (“Allergan”) alleging monopolization in violation of Section 2 of the Sherman Act, conspiracy to monopolize, and unreasonable restraint of trade in the market for gatifloxacin ophthalmic formulations, which includes Allergan’s ZYMAR® gatifloxacin ophthalmic solution 0.3% and ZYMAXID® gatifloxacin ophthalmic solution 0.5% products. On May 24, 2012, Allergan filed a motion to dismiss the complaint to the extent it seeks to impose liability for alleged injuries occurring prior to August 19, 2011, which is the date Apotex obtained final approval of its proposed generic product. Allergan and the other defendants also moved to dismiss. Defendants also filed a motion to stay the action pending resolution of related patent actions in the federal court in Delaware and in the U.S. Court of Appeals for the Federal Circuit. On February 7, 2013, the court granted defendants’ motion to stay the proceedings pending resolution of the appeal in the patent dispute and denied the motion to dismiss without prejudice to renew. On September 18, 2014, defendants filed a new motion to dismiss the Apotex plaintiffs’ complaint. On June 6, 2014, a separate antitrust class action complaint was filed in the federal district court in Delaware against the same defendants as in the Apotex case. The complaint alleges that defendants unlawfully excluded or delayed generic competition in the gatifloxacin ophthalmic formulations market (generic versions of ZYMAR® and ZYMAXID®). On September 18, 2014, Allergan filed a motion to dismiss for lack of subject matter jurisdiction and joined in co-defendants’ motion to dismiss for failure to state a claim.

The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Commercial Litigation

Botox® Royalty Dispute. On June 3, 2014, the Regents for the University of the Colorado filed a complaint against Allergan, Inc. and Allergan Botox Limited (together, the “Allergan Parties”) in federal district court in Colorado. The complaint alleges various breaches of a license agreement. On July 24, 2014, plaintiffs filed an amended complaint alleging that the Allergan Parties breached the license agreement with the University of Colorado as follows: (1) failing to use a mutually agreed-upon survey provider for calculation of net BOTOX® sales covered by the license agreement, (2) failing to provide books and records to the University, (3) failing to pay for the PwC inspection of the Allergan Parties’ books and records, (4) underpaying royalties owed, and (5) failing to prosecute the European patent application number 10169366.1 (the “’366 application”). The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Celexa®/Lexapro® Class Actions. Forest and certain of its affiliates are defendants in three federal court actions filed on behalf of individuals who purchased Celexa® and/or Lexapro® for pediatric use, all of which have been consolidated for pretrial purposes in an MDL proceeding in the federal district court Massachusetts (the “Celexa®/Lexapro® MDL”). These actions, two of which were originally filed as putative nationwide class actions, and one of which is a putative California-wide class action, allege that Forest marketed Celexa® and/or Lexapro® for off-label pediatric use and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The complaints assert various similar claims, including claims under the state consumer protection statutes and state common laws. Plaintiffs in the various actions sought to have certified California, Missouri, Illinois and New York state-wide classes. However, only the Missouri state class was certified. Forest subsequently reached an agreement with the MDL plaintiffs to settle the Missouri class claims, including claims by both individuals and third party payors that purchased Celexa® or Lexapro® for use by a minor from 1998 to December 31, 2013, for $7.65 million with a potential to increase the amount to $10.35 million if settling plaintiffs meet certain thresholds. On September 8, 2014 the court granted final approval for the settlement.

Additional actions relating to the promotion of Celexa® and/or Lexapro® have been filed all of which have been consolidated in the Celexa®/Lexapro® MDL. On May 3, 2013, an action was filed in federal court in California on behalf of individuals who purchased Lexapro® for adolescent use, seeking to certify a state-wide class action in California and alleging that our promotion of Lexapro® for adolescent depression has been deceptive. On March 5, 2014 the court granted Forest’s motion to dismiss this complaint. Plaintiff then appealed the district court’s decision to the Court of Appeals for the First Circuit and on February 20, 2015, the First Circuit affirmed the dismissal of the complaint, ruling that Plaintiffs’ California state law claims were preempted by the Federal Food, Drug, and Cosmetic Act (FDCA). On November 13, 2013, an action was filed in federal court in Minnesota seeking to certify a nationwide class of third-party payor entities that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest moved to dismiss the complaint and on December 12, 2014, the court issued a ruling dismissing plaintiff’s claims under Minnesota’s Deceptive Trade Practices Act, but denying the remaining portions of the motion. On March 13, 2014, an action was filed in the federal court in Massachusetts by two third-party payors seeking to certify a nationwide class of persons and entities that purchased Celexa® and Lexapro® for use by pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, state consumer protection statutes, and state common laws, alleging that Forest engaged in an off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. The court granted Forest’s motion to dismiss this complaint in its December 12, 2014 ruling. On August 28, 2014, an action was filed in the federal district court in Washington seeking to certify a nationwide class of consumers and subclasses of Washington and Massachusetts consumers that purchased Celexa® and Lexapro® for pediatric use. The complaint asserts claims under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that Forest engaged in off-label marketing scheme and paid illegal kickbacks to physicians to induce prescriptions of Celexa® and Lexapro®. Forest’s response to the complaint was filed on December 19, 2014.

Forest and certain of its affiliates are also named as defendants in two actions filed on behalf of entities or individuals who purchased or reimbursed certain purchases of Celexa® and Lexapro® for pediatric use pending in the Missouri state court. These claims arise from similar allegations as those contained in the federal actions described in the preceding paragraphs. One action, filed on November 6, 2009, was brought by two entities that purchased or reimbursed certain purchases of Celexa® and/or Lexapro®. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. The other action, filed on July 22, 2009, was filed as a putative class action on behalf of a class of Missouri citizens who purchased Celexa® for pediatric use. The complaint asserts claims under the Missouri consumer protection statute and Missouri common law, and seeks unspecified damages and attorneys’ fees. In October 2010, the court certified a class of Missouri domiciliary citizens who purchased Celexa® for pediatric use at any time prior to the date of the class certification order, but who do not have a claim for personal injury. The Company reached agreements with both sets of plaintiffs in the Missouri actions to resolve each matter for payments that are not material to our financial condition or results of operations.

The Company intends to continue to vigorously defend against these actions. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, Watson and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the federal district court in New Jersey by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On October 21, 2013, the court granted the defendants’ motion to dismiss the second amended complaint. Plaintiffs appealed this decision. On March 10, 2015, the Third Circuit Court of Appeals court issued its ruling affirming the district court’s dismissal of the plaintiffs’ amended complaint. Plaintiffs did not file a petition for certiorari with the United States Supreme Court.

Forest Laboratories Securities Litigation. In February and March 2014, several putative stockholder class actions were brought against Forest, Forest’s directors, Actavis plc, and certain of Actavis’s affiliates. Four actions were filed in the Delaware Court of Chancery and in New York State Supreme Court. The amended complaints in these actions seek, among other remedies, to enjoin Actavis’s proposed acquisition of Forest or damages in the event the transaction closes. The complaints generally allege, among other things, that the members of the Forest Board of Directors breached their fiduciary duties by agreeing to sell Forest for inadequate consideration and pursuant to an inadequate process, and that the disclosure document fails to disclose allegedly material information about the transaction. The complaints also allege that Actavis, and certain of its affiliates, aided and abetted these alleged breaches. On May 28, 2014, the defendants reached an agreement in principle with plaintiffs to settle both actions. The parties entered into a definitive stipulation of settlement on February 6, 2015 that remains subject to customary conditions, including court approval. A fairness hearing has not yet been scheduled. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed transaction, the merger agreement, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus. There can be no assurance that the court will approve the proposed settlement. If the proposed settlement is not approved, the proposed settlement may be terminated. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Furiex Securities Litigation. In May 2014, four putative stockholder class actions were brought against Forest, Furiex Pharmaceuticals, Inc. (“Furiex”), and Furiex’s board of directors in the Delaware Court of Chancery and in North Carolina state court. These actions alleged, among other things, that the members of the Furiex Board of Directors breached their fiduciary duties by agreeing to sell Furiex for inadequate consideration and pursuant to an inadequate process. These actions also alleged that Forest aided and abetted these alleged breaches. These actions sought class certification, to enjoin the proposed acquisition of Furiex, and an award of unspecified damages, attorneys’ fees, experts’ fees, and other costs. Two of the actions also sought rescission of the acquisition and unspecified rescissory damages if the acquisition was completed. On June 23, 2014, the defendants reached an agreement in principle with plaintiffs regarding a settlement of all actions, and on January 15, 2015, the parties entered into a stipulation of settlement which is subject to court approval. A fairness hearing has not yet been scheduled. If the settlement is finally approved by the court, it will resolve and release all claims in all four actions that were or could have been brought challenging any aspect of the proposed transaction and any disclosure made in connection therewith. There can be no assurance that the court will approve the settlement. In such event, the proposed settlement may be terminated. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Mezzion Declaratory Judgment Action. On April 8, 2014, Warner Chilcott Company, LLC filed a declaratory judgment action against Mezzion Pharma Co. Ltd. (“Mezzion”), a Korean pharmaceutical company formerly known as Dong-A PharmaTech Co. Ltd. The suit was filed to protect Warner Chilcott Company, LLC’s rights and interests under an exclusive license and distribution agreement, involving Mezzion’s product udenafil that is used to treat erectile dysfunction and benign prostate hyperplasia. On January 22, 2015, the Company and Mezzion reached an agreement to settle the litigation.

Telephone Consumer Protection Act Litigation. A putative class action complaint against Anda, Inc. (“Anda”), a subsidiary of the Company, in Missouri state court alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and

Deceptive Business Practices Act. An amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. On May 19, 2011, the plaintiff’s filed a motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008 but the court vacated the class certification hearing until the FCC Petition, described in more detail below, was addressed. On May 1, 2012, a separate action was filed in federal court in Florida, purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” On July 10, 2012, Anda filed its answer and affirmative defenses. The parties filed a joint motion to stay the action pending the resolution of the FCC Petition which the court granted. In addition, in October 2012, Forest and certain of its affiliates were named as defendants, in a putative class action in federal court in Missouri. This suit alleges that Forest and another defendant violated the TCPA and was filed on behalf of a proposed class that includes all persons who, from four years prior to the filing of the action, were sent telephone facsimile messages of material advertising the commercial availability of any property, goods, or services by or on behalf of defendants, which did not display an opt-out notice compliant with a certain regulation promulgated by the FCC. On July 17, 2013, the district court granted Forest’s motion to stay the action pending the administrative proceeding initiated by the pending FCC Petition and a separate petition Forest filed.

In a related matter, in November 2010 Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC did not rule on the application for review. On June 27, 2013, Forest filed a Petition for Declaratory Ruling with the FCC requesting that the FCC find that (1) the faxes at issue in the action complied, or substantially complied with the FCC regulation, and thus did not violate it, or (2) the FCC regulation was not properly promulgated under the TCPA. On January 31, 2014, the FCC issued a Public Notice seeking comment on several other recently-filed petitions, all similar to the one Anda filed in 2010. On October 30, 2014, the FCC issued a final order on the FCC Petition granting Anda, Forest and several other petitioners a retroactive waiver of the opt-out notice requirement for all faxes sent with express consent. The litigation plaintiffs, who had filed comments on the January 2014 Public Notice, have appealed the final order to the Court of Appeals for the District of Columbia. Anda, Forest and other petitioners have moved to intervene in the appeal seeking review of that portion of the FCC final order addressing the statutory basis for the opt out/express consent portion of the regulation.

Anda and Forest believe they have substantial meritorious defenses to the putative class actions brought under the TCPA, and intend to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Prescription Drug Abuse Litigation. On May 21, 2014, the California counties Santa Clara and Orange filed a lawsuit in California state court on behalf of the State of California against several pharmaceutical manufacturers. Plaintiffs named Actavis plc in the suit. The California plaintiffs filed an amended complaint on June 9, 2014. On June 2, 2014, the City of Chicago also filed a complaint in Illinois state court against the same set of defendants, including Actavis plc, that were sued in the California Action. Co-defendants in the action removed the matter to the federal court in Illinois. Both the California and Chicago complaints allege that the manufacturer defendants engaged in a deceptive campaign to promote their products in violation of state and local laws. Each of the complaints seeks unspecified monetary damages, penalties and injunctive relief. Defendants have moved to dismiss the complaints in each action. The Company anticipates that additional suits will be filed. The Company believes it has several meritorious defenses to the claims alleged. However, an adverse determination in these actions could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Replacement Therapy Class Action. On November 24, 2014, the Company was served with a putative class action complaint filed on behalf a class of third party payers in federal court in Illinois. The suit alleges that the Company and other named pharmaceutical defendants violated various laws including the federal Racketeer Influenced and Corrupt Organizations Act and state consumer protection laws in connection with the sale and marketing of certain testosterone replacement therapy pharmaceutical products (“TRT Products”), including the Company’s Androderm® product. This matter was filed in the TRT Products Liability MDL, described in more detail below, notwithstanding that it is not a product liability matter. Plaintiff alleges that it reimbursed third parties for dispensing TRT Products to beneficiaries of its insurance policies. Plaintiff seeks to obtain certain equitable relief, including injunctive relief and an order requiring restitution and/or disgorgement, and to recover damages and multiple damages in an unspecified amount. Defendants filed a joint motion to dismiss the complaint. The Company believes it has substantial meritorious defenses to the claims alleged and intends to vigorously defend the action. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

TNS Products Litigation. On March 19, 2014, a complaint was filed in the federal district court in California. The complaint alleges violations of the California Unfair Competition Law, the Consumers Legal Remedies Act, and the False Advertising Law, and deceit. On June 2, 2014, Plaintiff filed a first amended complaint. On June 23, 2014, Allergan filed a motion to dismiss the first amended complaint. On September 5, 2014, the court granted-in-part and denied-in-part Allergan’s motion to dismiss. On September 8, 2014, the court set trial for September 1, 2015. On November 4, 2014, Allergan and SkinMedica filed a motion to dismiss. On January 7, 2015, Allergan and SkinMedica’s motion to dismiss was denied. The Company believes it has substantial meritorious defenses and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda. The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On January 3, 2014, plaintiff filed an amended complaint which the defendants moved to dismiss. On December 16, 2014, the court issued an order denying the defendants’ motion to dismiss. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Employment Litigation

In July 2012, Forest and certain of its affiliates were named as defendants in an action brought by certain former company sales representatives and specialty sales representatives in the federal district court in New York. The action is a putative class and collective action, and alleges class claims under Title VII for gender discrimination with respect to pay and promotions, as well as discrimination on the basis of pregnancy, and a collective action claim under the Equal Pay Act. The proposed Title VII gender class includes all current and former female sales representatives employed by the Company throughout the U.S. from 2008 to the date of judgment, and the proposed Title VII pregnancy sub-class includes all current and former female sales representatives who have been, are, or will become pregnant while employed by the Company throughout the U.S. from 2008 to the date of judgment. The proposed Equal Pay Act collective action class includes current, former, and future female sales representatives who were not compensated equally to similarly-situated male employees during the applicable liability period. The Second Amended Complaint also includes non-class claims on behalf of certain of the named Plaintiffs for sexual harassment and retaliation under Title VII, and for violations of the Family and Medical Leave Act. On August 14, 2014, the court issued a decision on the Company’s motion to dismiss, granting it in part and denying it in part, striking the plaintiffs’ proposed class definition and instead limiting the proposed class to a smaller set of potential class members and dismissing certain of the individual plaintiffs’ claims. Plaintiffs have until May 15, 2015 to file a motion for conditional certification of the Equal Pay Act class. The litigation is still in its early stages and the parties are beginning to work on discovery matters. The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

FDA Litigation

In May 2002, Company subsidiary Watson Laboratories, Inc. reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., et. al., United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree applies only to the Company’s Corona, California facility and not other manufacturing sites. The decree requires that the Corona, California facility complies with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2014 the independent expert concluded its most recent inspection of the Corona facility. At the conclusion of the inspection, the independent expert reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in April 2014. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility recently responded to the Form 483 observations. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Patent Litigation

Patent Enforcement Matters

Amrix®. In August 2014, Aptalis Pharmatech, Inc. (“Aptalis”) and Ivax International GmbH (“Ivax”), Aptalis’s licensee for Amrix, brought an action for infringement of U.S. Patent No. 7,790,199

(the “‘199 patent”), and 7,829,121 (the “‘121 patent”) in the U.S. District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively “Apotex”). Apotex has notified Aptalis that it has filed an ANDA with the FDA seeking to obtain approval to market a generic version of Amrix before these patents expire. (The ‘199 and ‘121 patents expire in November 2023.) This lawsuit triggered an automatic stay of approval of Apotex’s ANDA until no earlier than December 27, 2016 (unless a court issues a decision adverse to Forest sooner, and subject to any other exclusivities, such as a first filer 180 day market exclusivity). Trial is scheduled to begin on November 16, 2015. The Company believes it has meritorious claims to prevent the generic applicant from launching a generic version of Amrix. However, there can be no assurance a generic version will not be launched.

Atelvia®. In August and October 2011 and March 2012, Warner Chilcott received Paragraph IV certification notice letters from Watson Laboratories, Inc. – Florida (together with Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.) and its subsidiaries, “Actavis”), Teva and Ranbaxy Laboratories Ltd. (together with its affiliates, “Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets (“Atelvia®”). The notice letters contend that Warner Chilcott’s U.S. Patent Nos. 7,645,459 (the “‘459 Patent”) and 7,645,460 (the “‘460 Patent”), two formulation and method patents expiring in January 2028, are invalid, unenforceable and/or not infringed. Warner Chilcott filed a lawsuit against Actavis in October 2011, against Teva in November 2011 and against Ranbaxy in April 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘459 Patent and ‘460 Patent. On August 21, 2012, the United States Patent and Trademark Office issued to the Company U.S. Patent No. 8,246,989 (the “‘989 Patent”), a formulation patent expiring in January 2026. The Company listed the ‘989 Patent in the FDA’s Orange Book, each of Actavis, Teva and Ranbaxy amended its Paragraph IV certification notice letter to contend that the ‘989 Patent is invalid and/or not infringed, and Warner Chilcott amended its complaints against Actavis, Teva and Ranbaxy to assert the ‘989 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax on October 23, 2013, asserting infringement of the ‘459, ‘460, and ‘989 patents. On June 13, June 30, and July 15, 2014, the Company entered into settlement agreements with Ranbaxy, Amneal and Impax, respectively. Each agreement permits Ranbaxy, Amneal and Impax to launch generic versions of Atelvia® on July 9, 2025, or earlier in certain circumstances. Trial against Teva began on July 14, 2014 and concluded on July 18, 2014. On March 4, 2015, the District Court ruled that the claims at issue in the litigation are invalid for obviousness. The Company intends to appeal this ruling. On March 5, 2015, the Company filed a motion for entry of an injunction or stay pending appeal seeking to enjoin Teva from launching a generic version of Atelvia pending such appeal. On March 30, 2015, the District Court denied the Company’s motion for entry of an injunction or stay during the pendency of an appeal, but temporarily enjoined Teva from launching its generic product for 10 business days following entry of the order so that the Company could move before the Federal Circuit for an injunction pending appeal. On April 27, 2015, the Federal Circuit temporarily enjoined Teva from launching its generic product pending resolution of the Company’s motion for an injunction pending appeal.

While the Company intends to vigorously defend the ‘459 Patent, the ‘460 Patent, and the ‘989 Patent and pursue its legal rights, the Company can offer no assurance as to when the lawsuit will be decided, whether such lawsuit will be successful or that a generic equivalent of Atelvia® will not be approved and enter the market prior to the July 9, 2025 settlement dates above.

Canasa®. In July 2013, Aptalis Pharma US, Inc. and Aptalis Pharma Canada Inc. brought actions for infringement of U.S. Patent Nos. 8,217,083 (the “‘083 patent”) and 8,436,051 (the “‘051 patent”) in the U.S. District Court for the District of New Jersey against Mylan and Sandoz. These companies have notified Aptalis that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Canasa® before these patents expire. Amended complaints were filed against these companies in November 2013 adding claims for infringement of U.S. Patent No. 7,854,384 (the “‘384 patent”). The ‘083, ‘051, and ‘384 patents expire in June 2028. No trial date has been set. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Canasa®. However, there can be no assurance a generic version will not be launched.

Combigan® I. After Sandoz, Inc. (“Sandoz”), Alcon Research, Ltd. and its affiliates (“Alcon”), Hi-Tech, Apotex, Watson Pharma, Inc. and Watson Pharmaceuticals, Inc. (“Watson,” and collectively, the “Combigan Defendants”) each filed an ANDA seeking approval of generic forms of Combigan®, a brimonidine tartrate 0.2%, timolol 0.5% ophthalmic solution, Allergan, Inc. (“Allergan”) received Paragraph IV invalidity and noninfringement certifications from the Combigan Defendants contending that U.S. Patent Numbers 7,030,149, 7,320,976, 7,323,463 and 7,642,258 (the “Combigan Patents”) are invalid or not infringed by the proposed generic products. Allergan filed a complaint against the Combigan Defendants in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging infringement of the Combigan Patents. Before trial, Allergan settled with Hi-Tech. In 2011, the U.S. District Court held a bench trial and issued its opinion holding that the Combigan Patents are not invalid and are infringed by defendants’ proposed products, and entered a final judgment and injunction in Allergan’s favor. In May 2013, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling of the U.S. District Court finding that U.S. Patent Number 7,030,149 is not invalid, affirmed the District Court’s claim construction ruling and reversed the District Court’s ruling finding that the asserted claims of U.S. Patent Number 7,323,463 are not invalid; the Court of Appeals declined to address the claims regarding U.S. Patent Numbers 7,320,976 and 7,642,258. In January 2014, Sandoz and Alcon filed a Petition for Writ of Certiorari to the U.S. Supreme Court appealing this Court of Appeals ruling. In September and October 2013, Sandoz, Alcon, and Apotex filed a motion seeking to modify the permanent injunction issued by the U.S. District Court for the Eastern District of Texas. In December 2013, the U.S. District Court for the Eastern District of Texas denied Sandoz, Alcon, and Apotex’s motion to modify the permanent injunction. In February 2014, Sandoz, Alcon and Apotex filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit appealing this District Court ruling. In March 2014, the U.S. Supreme Court denied Sandoz, Inc., Alcon Research, Ltd. and Falcon Pharmaceuticals, Ltd.’s Petition for Writ of Certiorari. In December 2014, the U.S. Court of Appeals for the Federal Circuit heard oral argument and affirmed the decision of the U.S. District Court for the Eastern District of Texas denying Sandoz, Alcon, and Apotex’s amended motion to modify the injunction. In February 2015, Sandoz and Alcon filed a petition for panel rehearing and rehearing en banc. In April 2015, the U.S. Court of Appeals for the Federal Circuit denied Sandoz and Alcon’s Petition for rehearing and rehearing en banc. In April 2015, Allergan filed a stipulated voluntary dismissal of the Apotex defendants with respect to the rehearing petition appeal. On April 28, 2015, the District Court for the Eastern District of Texas entered the Mandate of the U.S. Court of Appeals for the Federal Circuit.

Combigan® II. In 2012, Allergan filed a complaint against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Number 8,133,890 (“‘890 Patent”), and subsequently amended their complaint to assert infringement of U.S. Patent Number 8,354,409. In March 2013, Allergan received a Paragraph IV invalidity and noninfringement certification from Sandoz, contending that the ‘890 Patent is invalid and not infringed by the proposed generic product. In October 2013, Allergan filed a motion to stay and administratively close the Combigan II matter, which was granted. In April 2015, Allergan filed a stipulation of dismissal and the U.S. District Court granted the Order with respect to the Watson defendants.

Combigan® III. On January 26, 2015, Allergan received a Paragraph IV letter from Sandoz contending that U.S. Patent Numbers 7,030,149, 7,320,976, 7,642,258, and 8,748,425 are invalid and not infringed by the proposed generic product. In March 2015, Allergan filed a complaint against Sandoz in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging that their proposed products infringe U.S. Patent Numbers 7,030,149, 7,320,976, 7,642,258, and 8,748,425 (the “Combigan Patents”).

Combigan® IPR. On March 10, 2015, Allergan received a notification letter that an Inter Partes Review of the USPTO (“IPR”) petition was filed by Ferrum Ferro Capital, LLC (“FFC”) regarding U.S. Patent No. 7,030,149, expiring in April 2022 (the “’149 Patent”). FFC filed the IPR petition on March 9, 2015.

Enablex®. On December 18, 2013, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (together “Torrent”) in the United States District Court for the District of Delaware, alleging that sales of Torrent’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe U.S. Patent No. 6,106,864 (the ‘864 patent). The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Torrent until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity.

On June 6, 2014, Warner Chilcott Company LLC and Warner Chilcott (US) LLC sued Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (together “Amneal”) in the United States District Court for the District of Delaware, alleging that sales of Amneal’s darifenacin tablets, a generic version of Warner Chilcott’s Enablex®, would infringe the ‘864 patent. The complaint seeks injunctive relief. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to Amneal until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its ANDA filing or the generic applicant prevails in the pending litigation, subject to any other exclusivities, such as a first filer 180 day market exclusivity. On July 7, 2014, the Company settled with Torrent. The Company also settled with Amneal on September 24, 2014. The Company has also received a Notice Letter dated June 19, 2014 from Apotex Corp et al. and an analogous complaint was filed.

Under the settlement agreements entered into in the third quarter of 2010 to resolve outstanding patent litigation, each of Teva, Anchen Pharmaceuticals, Inc. and Watson agreed not to launch a generic version of Enablex® until the earlier of March 15, 2016 (or June 15, 2016, if a 6-month pediatric extension of regulatory exclusivity is granted) or, among other circumstances, (i) the effective date of any license granted to a third party for a generic Enablex product or (ii) in the event a third party launches a generic Enablex® product “at risk” and injunctive relief is not sought or granted.

The Company believes it has meritorious claims to prevent Apotex from launching a generic version of Enablex. However, if Apotex prevails in the pending litigation or if Amneal or another ANDA filer launches a generic version of Enablex® before the pending or any subsequent litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe. On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess® Fe tablets (which is exclusively licensed by Warner Chilcott), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. The trial concluded on February 21, 2014. On April 14, 2014 Warner Chilcott reached an agreement with Mylan and the counterparties to settle their case. Under the terms of the settlement, Mylan may launch its ANDA product on April 1, 2015, or Mylan can launch an authorized generic version of Generess on October 1, 2015. The litigation against Lupin is still pending. On April 29, 2014, the district court ruled that the ‘050 patent is invalid. Warner Chilcott has appealed the decision and the appeal is currently pending. The Company believes Warner Chilcott has meritorious claims on appeal. Lupin and the Company have entered into a settlement agreement and have moved the District Court for an indicative ruling that it would vacate the prior decision if the pending appeal is remanded. On April 8, 2015, the District Court granted the parties’ motion. However, the appeal is not remanded and if Lupin prevails in the pending litigation or launches a generic version of Generess® Fe it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Juvéderm® XC. In September 2013, Allergan filed a complaint against Medicis Aesthetics, Inc., Medicis Pharmaceutical Corp., Valeant Pharmaceuticals North America LLC, Valeant Pharmaceuticals International, and Valeant Pharmaceuticals International, Inc. (collectively, “Medicis”) in the U.S. District Court for the Central District of California alleging that defendants’ products, Perlane L and Restylane L, infringe U.S. Patent No. 8,450,475, expiring in December 2030 (the “’475 patent”). In December 2013, Allergan filed an amended complaint alleging that defendants’ products infringe the ‘475 patent and U.S. Patent No. 8,357,795, expiring in October 2030 (the “’795 patent”).

In February 2014, the court scheduled a jury trial for August 4, 2015. In November 2014, Allergan filed a second amended complaint adding as a defendant Galderma Laboratories LP.

In March 2015, Allergan filed a motion for partial summary judgment that the patents in suit are not invalid for prior use. On March 26, 2015, Allergan filed a motion to strike defendants’ untimely evidence regarding alleged prior use and the court set oral argument regarding the motion for partial summary judgment and the motion to strike for June 1, 2015.

Juvéderm XC IPR. On September 2, 2014, Allergan received notification letters that an IPR of the USPTO was filed by Galderma S.A. & Q-Med AB (collectively, “Galderma”) regarding U.S. Patent Nos. 8,450,475 (the “’475 patent”) and 8,357,795 (the “’795 patent”). Galderma filed the IPR petition on August 29, 2014. In March 2015, the USPTO denied Galderma’s petition. In April 2015, Galderma filed a petition for rehearing with the USPTO.

Latisse®. After Apotex, Sandoz, Hi-Tech and Watson each filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution, Allergan received Paragraph IV invalidity and noninfringement certifications from Apotex, Sandoz, Hi-Tech and Watson contending that U.S. Patent Numbers 7,351,404 (“‘404 Patent”), 7,388,029 (“‘029 Patent”), 8,038,988 (“‘988 Patent”) and 8,101,161 (“‘161 Patent”) are invalid or not infringed by the proposed generic products. Allergan, with Duke University (“Duke”), filed complaints against Sandoz, Alcon, Apotex and Watson in the U.S. District Court for the Middle District of North Carolina alleging that their proposed products infringe the ‘404, ‘029, ‘988 and ‘161 Patents.

In 2012, the U.S. District Court commenced a bench trial on the ‘404 and ‘029 Patents in the Apotex, Sandoz, and Hi-Tech actions. In January 2013, the U.S. District Court issued its opinion holding that the ‘404 and ‘029 Patents are not invalid and are infringed by Apotex, Sandoz, and Hi-Tech’s proposed products and entered a final judgment in Allergan’s favor and against these defendants. In February 2013, the U.S. District Court issued judgment for Allergan and Duke against Watson, finding that the ‘404 and ‘029 Patents are not invalid and are infringed by Watson’s proposed product. In February 2013, Allergan and Duke filed motions for permanent injunction as to Apotex, Sandoz, Hi-Tech and Watson. In February 2013, Apotex, Sandoz and Hi-Tech filed a Notice of Appeal. The U.S. District Court has not yet set a trial date for the actions on the ‘988 and ‘161 Patents.

In January 2013, Allergan filed a complaint against Apotex, Sandoz, Hi-Tech and Watson in the U.S. District Court for the Middle District of North Carolina alleging that the defendants’ proposed products infringe U.S. Patent Number 8,263,054 (“054 Patent”). No trial date has been set. In April 2013, the U.S. District Court granted Allergan and Duke’s motions for permanent injunction as to Apotex, Sandoz, Hi-Tech, and Watson. In April 2013, the U.S. District Court for the Middle District of North Carolina entered a permanent injunction against Apotex, Sandoz, Hi-Tech, and Watson. In May 2013, the U.S. Court of Appeals for the Federal Circuit denied Allergan’s motion to dismiss Apotex, Sandoz, and Hi-Tech’s appeal, but granted it with respect to Watson. In May 2013, Watson filed an amended notice of appeal and its appeal was consolidated with that of Apotex, Sandoz, and Hi-Tech. In February 2014, the U.S. Court of Appeals for the Federal Circuit heard oral argument on Apotex, Sandoz, Hi-Tech, and Watson’s appeal regarding the ‘404 and ‘029 Patents and took the matter under submission. In June 2014, the U.S. Court of Appeals for the Federal Circuit reversed the finding of the U.S. District Court for the Middle District of North Carolina and held that U.S. Patent Numbers 7,351,404 and 7,388,029 are invalid.

In June 2014, Apotex filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution. Allergan subsequently received a Paragraph IV invalidity and noninfringement certification from Apotex contending that U.S. Patent Numbers 8,632,760 (“‘760 Patent”) and 8,541,466 (“‘466 Patent”) are invalid or not infringed by Apotex’s proposed generic product.

In June 2014, Sandoz filed an ANDA seeking approval of a generic form of Latisse® 0.03% bimatoprost ophthalmic solution. Allergan subsequently received a Paragraph IV invalidity and noninfringement certification from Sandoz contending that U.S. Patent Numbers 8,038,988 (“‘988 Patent”); 8,101,161 (“‘161 Patent”); 8,263,054 (“‘054 Patent”); ‘760 Patent, and ‘466 Patent are invalid or not infringed by Sandoz’s proposed generic product.

In August 2014, Allergan received Paragraph IV invalidity and noninfringement certifications from Apotex contending that U.S. Patent Number 8,758,733 (the “’733 Patent”) is invalid or not infringed by Apotex’s proposed generic product.

In August 2014, Allergan and Duke filed a petition for panel rehearing or rehearing en banc in the U.S. Court of Appeals for the Federal Circuit, which was denied in September 2014. In September 2014, the U.S. Court of Appeal for the Federal Circuit issued a mandate. In October 2014, Allergan filed a Petition for Writ of Certiorari to the U.S. Supreme Court appealing the Court of Appeals’ ruling. In January 2015, the U.S. Supreme Court denied Allergan’s Petition for Writ of Certiorari.

Latisse® III. In December 2014, Allergan and Duke filed a complaint for declaratory judgment of infringement of U.S. Patent Nos. 8,906,962 (“‘962 Patent”) against Apotex. In January 2015, Allergan and Duke subsequently filed an amended complaint against Apotex to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan and Duke filed a second amended complaint asserting only the ‘953 Patent. Apotex filed a motion to dismiss for failure to state a claim with respect to the ‘953 Patent.

In December 2014, Allergan and Duke filed a complaint for infringement of U.S. Patent No. 8,906,962 (“‘962 Patent”) against Sandoz, Inc. (“Sandoz”), Akorn, Inc. (“Akorn”), Hi-Tech Parmacal Co., Inc. (“Hi-Tech”), and Actavis, Inc., Watson Laboratories, Inc., and Actavis Pharma, Inc. (collectively, “Actavis”). In January 2015, Allergan and Duke subsequently filed an amended complaint against Sandoz, Akorn, Hi-Tech, and Actavis to assert infringement of U.S. Patent Number 8,926,953 (“‘953 Patent”). In March 2015, Allergan filed a notice of voluntary dismissal as to the Actavis defendants. In March 2015, Allergan and Duke filed a second amended complaint asserting only the ‘953 Patent.

Lo Loestrin® Fe. In July 2011 and April 2012, Warner Chilcott received Paragraph IV certification notice letters from Lupin and Actavis indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letters contend that the ‘394 Patent and Warner Chilcott’s U.S. Patent No. 7,704,984 (the “‘984 Patent”), which cover Lo Loestrin® Fe and expire in 2014 and 2029, respectively, are invalid and/or not infringed. Warner Chilcott filed a lawsuit against Lupin in September 2011 and against Actavis in May 2012 in the U.S. District Court for the District of New Jersey charging each with infringement of the ‘394 Patent and the ‘984 Patent. On October 2, 2013, Actavis divested its ANDA to Amneal Pharmaceuticals. On January 17, 2014, the district court issued its decision that the ‘984 Patent is valid and infringed by Lupin’s and Amneal’s respective ANDAs and the United States Court of Appeals for the Federal Circuit issued its decision affirming the District Court and upholding the validity of the ‘984 patent on October 22, 2014.

In September 2013, Warner Chilcott received Paragraph IV certification notice letter from Mylan and Famy Care indicating that they had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Warner Chilcott’s oral contraceptive, Lo Loestrin® Fe. The notice letter contends that Warner Chilcott’s ‘984 Patent, which covers Lo Loestrin® Fe and expires in 2029, is invalid and/or not infringed. Warner Chilcott filed a lawsuit against Mylan in October 2013 in the U.S. District Court for the District of New Jersey charging Mylan and Famy Care with infringement of the ‘984 Patent. The complaint seeks injunctive relief. The lawsuit results in a stay of FDA approval of Mylan and Famy Care’s ANDA for 30 months from the date of Warner Chilcott’s receipt of the notice letter, subject to the prior resolution of the matter before the court. The Mylan/Famy Care case is not consolidated with the Lupin case and is currently pending in the district court. On February 3, 2015, Mylan filed an Inter Partes Review before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, (No. 2015-00682), with respect to the ‘984 patent.

While the Company intends to vigorously defend the ‘984 Patent and pursue its legal rights, it can offer no assurance as to when the lawsuits will be decided, whether such lawsuits will be successful or that a generic equivalent of Lo Loestrin® Fe will not be approved and enter the market prior to the expiration of the ‘984 Patent in 2029.

Lumigan® 0.01%. After Sandoz, Lupin, Hi-Tech and Watson (the “Lumigan Defendants”) each filed an ANDA seeking approval of a generic form of Lumigan® 0.01% bimatoprost ophthalmic solution, Allergan received Paragraph IV invalidity and noninfringement certifications contending that U.S. Patent Numbers 7,851,504 and 5,688,819 (“Lumigan Patents”) are invalid or not infringed by the proposed generic products. Allergan filed complaints against the Lumigan Defendants in the U.S. District Court for the Eastern District of Texas alleging that their proposed products infringe the Lumigan Patents. In January 2013, Allergan filed an amended complaint against the Lumigan Defendants alleging that, in addition to the Lumigan Patents, the defendants’ proposed generic products infringe U.S. Patent Numbers 8,278,353, 8,299,118, 8,309,605, and 8,338,479 (“Additional Lumigan Patents”). In July 2013, a bench trial was held and the U.S. District Court for the Eastern District of Texas took the matter under submission. In 2013, after Lupin and Watson separately filed an ANDA with the FDA seeking approval to market a generic version of Lumigan® 0.01%, Allergan received Paragraph IV invalidity and noninfringement certifications from Lupin and Watson, contending that the Additional Lumigan Patents are invalid and not infringed by the proposed generic product. In January 2014, the U.S. District Court issued its opinion holding that the Lumigan Patents and Additional Lumigan Patents (excluding U.S. Patent Number 5,688,819, which claim was previously dismissed by Allergan) are not invalid and are infringed by the Lumigan Defendants’ proposed products and entered a final judgment and injunction in Allergan’s favor and against the Lumigan Defendants. In February 2014, the Lumigan Defendants filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. In March 2015, the U.S. Court of Appeals for the Federal Circuit set oral argument for May 7, 2015.

Minastrin® 24 Fe. On June 6, 2014, Warner Chilcott sued Lupin Atlantis Holdings SA, Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the United States District Court for the District of Maryland, alleging that sales of Lupin’s norethindrone and ethinyl estradiol chewable tablets, a generic version of Warner Chilcott’s Minastrin® 24 Fe, would infringe U.S. Patent 6,667,050 (the “‘050 patent”). The Complaint seeks an injunction. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. Warner Chilcott further notes that FDA will not approve any ANDA product before May 8, 2016 due to Minastrin® 24 Fe’s new dosage form exclusivity, which expires on that date. The litigation against Lupin is pending. Warner Chilcott notes that on April 29, 2014, several of the claims of the ‘050 patent were declared invalid in the Generess litigation discussed above. Warner Chilcott has appealed the Generess decision and the appeal is currently pending. Lupin and the Company have entered into a settlement agreement and have moved the District Court in the Generess matter for an indicative ruling that it would vacate the decision in Generess if the pending appeal in that case is remanded. On April 8, 2015, the District Court granted the parties’ motion. The Company believes Warner Chilcott has meritorious claims on appeal. However, if the Generess decision is not vacated and if Lupin ultimately prevails in the Generess appeal, or in the instant litigation, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Namenda XR®. Between January and October 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Merz Pharma and Adamas Pharmaceuticals, Forest’s licensors for Namenda XR (all collectively, “Plaintiffs”), brought actions for infringement of some or all of U.S. Patent Nos. 5,061,703 (the “‘703 patent”), 8,039,009 (the “’009 patent”), 8,168,209 (the “‘209 patent”), 8,173,708 (the “‘708 patent”), 8,283,379 (the “‘379 patent”), 8,329,752 (the “‘752 patent”), 8,362,085 (the “‘085 patent”), and 8,598,233 (the “‘233 patent”) in the U.S. District Court for the District of Delaware against Wockhardt, Teva, Sun, Apotex, Anchen, Zydus, Watson, Par, Mylan, Amneal, Ranbaxy, , and Amerigen, and related subsidiaries and affiliates thereof. These companies have notified Plaintiffs that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Namenda XR before these certain patents expire. Including a 6-month pediatric extension of regulatory exclusivity, the ‘703 patent expires in October 2015, the ‘009 patent expires in September 2029, and the ‘209, ‘708, ‘379, ‘752, ‘085, and ‘233 patents expire in May 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than June 2016 (unless a court issues a decision adverse to Plaintiffs sooner). On June 11, 2014, Mylan filed a motion to dismiss for lack of personal jurisdiction, which the district court denied on March 30, 2015. On December 18, 2014, Ranbaxy filed an Inter Partes Review before the Patent Trial and Appeal Board, U.S. Patent and Trademark Office, with respect to the ‘085 patent. Adamas filed a preliminary response on April 14, 2015. On October 17, 2014, Forest and Actavis Laboratories FL, Inc. (f/k/a Watson Laboratories, Inc. — Florida) filed a stipulation dismissing their respective claims without prejudice. On November 3, 2014, Plaintiffs entered into a settlement agreement with Wockhardt. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission,

Plaintiffs will provide a license to Wockhardt that will permit it to launch its generic version of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘703 patent, the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Wockhardt obtains final FDA approval of its ANDA, or earlier in certain circumstances. On January 13, 2015, Plaintiffs entered into settlement agreements with Anchen and Par. Under the terms of the settlement agreements, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Plaintiffs will provide licenses to Anchen and Par that will permit them to launch their generic versions of Namenda XR as of the date that is the later of (a) two (2) calendar months prior to the expiration date of the last to expire of the ‘209 patent, the ‘708 patent, the ‘379 patent, the ‘752 patent, the ‘085 patent, and the ‘233 patent, as well as the ‘009 patent for Par only, including any extensions and/or pediatric exclusivities; or (b) the dates that Anchen and Par obtain final FDA approval of their respective ANDAs, or earlier in certain circumstances. On May 1, 2015, Forest entered into a settlement agreement with Ranbaxy. Trial is scheduled to begin in February 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Namenda XR. However, there can be no assurance a generic version will not be launched.

Rapaflo®. On June 17, 2013, Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited, Unit 3 (collectively, “Hetero”) in the United States District Court for the District of Delaware, alleging that sales of silodosin tablets, a generic version of Actavis’ Rapaflo® tablets, would infringe U.S. Patent No. 5,387,603 (the ‘603 patent). On June 17, 2013 Actavis, Inc., Watson Laboratories, Inc., and Kissei Pharmaceutical Co., Ltd. sued Sandoz Inc. in the United States District Court for the District of Delaware, alleging that sales of Sandoz’s generic version of Rapaflo® would infringe the ‘603 patent. The complaints seeks injunctive relief. On December 22, the Parties completed a settlement agreement with Hetero. Actavis and Kissei’s lawsuit against Sandoz have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants prior to April 8, 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Rapaflo. However, if a generic applicant prevails in the pending litigation or launches a generic version of Rapaflo before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Saphris®. Between September 2014 and February 2015, Forest Laboratories, LLC, and Forest Laboratories Holdings, Ltd. (collectively, “Forest”) brought actions for infringement of some or all of U.S. Patent Nos. 5,763,476 (the “‘476 patent”), 7,741,358 (the “‘358 patent”) and 8,022,228 (the “‘228 patent”) in the U.S. District Court for the District of Delaware against Sigmapharm Laboratories, LLC , Hikma Pharmaceuticals, LLC , Breckenridge Pharmaceutical, Inc. and Alembic Pharmaceuticals, Ltd., and related subsidiaries and affiliates thereof. Including a 6-month pediatric extension of regulatory exclusivity, the ‘476 patent expires in December 2020, and the ‘358 and ‘228 patents expire in October 2026. These lawsuits triggered an automatic stay of approval of the applicable ANDAs that expires no earlier than February 13, 2017 (unless a court issues a decision adverse to Forest sooner). On February 3, 2015, the district court consolidated the pending actions for all purposes and issued a scheduling order setting a trial date in August 2016. The Company believes it has meritorious claims to prevent the generic applicants from launching a generic version of Saphris. However, there can be no assurance a generic version will not be launched.

Savella®. Between September 2013 and February 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd. (collectively, “Forest”) and Royalty Pharma Collection Trust (“Royalty”), Forest’s licensor for Savella, brought actions for infringement of U.S. Patent Nos. 6,602,911 (the “‘911 patent”), 7,888,342 (the “‘342 patent”), and 7,994,220 (the “‘220 patent”) in the U.S. District Court for the District of Delaware against Amneal, Apotex, First Time US Generics, Glenmark, Hetero, Lupin, Mylan, Par, Ranbaxy, and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Royalty that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Savella before these patents expire. (The ‘342 patent expires in November 2021, the ‘911 patent expires in January 2023, and the ‘220 patent expires in September 2029.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 14, 2016 (unless a court issues a decision adverse to Forest and Royalty Pharma sooner). On March 7, 2014, Forest and Royalty voluntarily dismissed, without prejudice, all claims against Sandoz. On March 20, 2014, the district court consolidated all of the remaining pending actions for all purposes and issued a scheduling order setting a trial date in January 2016. On May 12, 2014, Forest and Royalty entered into a settlement agreement with First Time US Generics. Under the terms of the settlement agreement, and subject to review of the settlement terms by the U.S. Federal Trade Commission, Forest will provide a license to First Time that will permit it to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that First Time obtains final FDA approval of its ANDA, or earlier in certain circumstances. On December 15, 2014, Forest and Royalty entered into a settlement agreement with Ranbaxy. On April 8, 2015, Defendants filed a motion to dismiss for lack of standing. On or about April 29, 2015, Forest entered into a settlement agreement with Par that will permit Par to launch its generic version of Savella as of the date that is the later of (a) six (6) calendar months prior to the expiration date of the last to expire of the ‘911 patent, the ‘342 patent, and the ‘220 patent, including any extensions and/or pediatric exclusivities; or (b) the date that Par obtains final FDA approval of its ANDA, or earlier in certain circumstances. The Company believes it has meritorious claims to prevent the remaining generic applicants from launching a generic version of Savella. However, there can be no assurance a generic version will not be launched.

Teflaro®. In January 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., and Cerexa, Inc. (collectively, “Forest”) and Takeda Pharmaceutical Company Limited (“Takeda”), Forest’s licensor for Teflaro, brought an action for infringement of some or all of U.S. Patent Nos. 6,417,175 (the “‘175 patent”), 6,906,055 (the “‘055 patent”), 7,419,973 (the “‘973 patent”) and 8,247,000 (the “‘400 patent”) in the U.S. District Court for the District of Delaware against Apotex and Sandoz, and related subsidiaries and affiliates thereof. These companies have notified Forest and Takeda that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Teflaro before some or all of the ‘175, ‘055, ‘973 and ‘400 patents expire. (The ‘175 patent expires in April 2022 (including a patent term extension), the ‘055 and ‘973 patents expire in December 2021, and the ‘400 patent expires in February 2031.) These lawsuits triggered an automatic stay of approval of the applicable ANDAs until April 29, 2018 (unless a court issues a decision adverse to Forest and Takeda sooner). No trial date has been set.

Viibryd®. In March 2015, Forest Laboratories, LLC, Forest Laboratories Holdings, Ltd., (collectively, “Forest”) and Merck KGaA and Merck Patent Gesellschaft Mit Beschränkter Haftung (collectively, “Merck”), Forest’s licensor for Viibryd, brought actions for infringement of U.S. Patent Nos. 7,834,020 (the “‘020 patent”), 8,193,195 (the “‘195 patent”), 8,236,804 (the “‘804 patent”) and 8,673,921 (the “‘921 patent”) in the U.S. District Court for the District of Delaware against Accord Healthcare Inc. , Alembic Pharmaceuticals, Ltd. , Apotex, Inc. , InvaGen Pharmaceuticals, Inc. , and Teva Pharmaceuticals USA, Inc. , and related subsidiaries and affiliates thereof. These companies have notified Forest and/or Merck that they have filed ANDAs with the FDA seeking to obtain approval to market generic versions of Viibryd before the ‘020, ‘195, ‘804 and ‘921 patents expire in June 2022. These lawsuits triggered an automatic stay of approval of the applicable ANDAs until July 21, 2018 (unless a court issues a decision adverse to Forest and Merck sooner). No trial date has been set.

Patent Defense Matters

Bayer Patent Litigation. In August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott in the U.S. District Court for the District of Delaware alleging that Warner Chilcott’s manufacture, use, offer for sale, and/or sale of its Lo Loestrin® Fe oral contraceptive product infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a patent interference claim seeking to invalidate the Company’s ‘984 Patent, which covers the Lo Loestrin® Fe product. On December 15, 2014, Warner Chilcott filed a Summary Judgment motion seeking dismissal of the case. On April 21, 2015, the District Court granted Warner Chilcott’s motion and held the ‘940 patent invalid for indefiniteness. The Company does not know whether Bayer intends to appeal this decision.

Although it is impossible to predict with certainty the outcome of any litigation, the Company believes that it has a number of strong defenses to the allegations in the complaints and intends to vigorously defend the litigations. These cases are in the early stages of litigation, and an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. (“Endo”) sued Actavis and certain of its affiliates in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216. Thereafter, FDA approved Actavis’ 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets and Endo filed a motion for a preliminary injunction seeking to prevent Actavis from selling the new strengths. On September 12, 2013, the district court denied Endo’s motion for a preliminary injunction and Actavis immediately launched the new strengths. On March 31, 2014, the Federal Circuit reversed the district court’s denial of Endo’s motion for a preliminary injunction and remanded the matter to the district court for further consideration. On January 13, 2015, Endo dismissed its claims against Actavis concerning the ‘482 patent. Trial with respect to the ‘122 and ‘216 patents began on March 23, 2015 and concluded on April 24, 2015. The court has not issued its decision. On November 7, 2014, Endo and Mallinckrodt LLC sued Actavis and certain of its affiliates in the United States District Court for the District of Delaware, alleging that sales of the Company’s generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,808,737 and 8,871,779, which Endo licensed from Mallinckrodt and the USPTO recently issued to or Endo, respectively The case is currently pending. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold and is continuing to sell its generic versions of Opana® ER. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Budesonide Inhalation Suspension (Generic version of Pulmicort Respules®). On March 19, 2008, AstraZeneca LP and AstraZeneca AB (“Astra”) sued Breath Limited in the United States District Court for the District of New Jersey, alleging that Breath’s filing of an ANDA for Budesonide Inhalation Suspension 0.25 mg/2 mL and 0.5 mg/2 mL, a generic version of Astra’s Pulmicort Respules product, infringe U.S. Patent Nos. 6,598,603 (“the ‘603 patent”); 6,899,099 (“the ‘099 patent”); and 7,524,834 (“the ‘834 patent”). On December 2, 2009, Watson Pharmaceuticals, Inc. (now known as Actavis, Inc.), acquired Breath Limited as part of its acquisition of the Arrow Group. On November 1, 2010, in connection with a preliminary injunction against Apotex, the Federal Circuit affirmed a district court decision that the asserted claims of the ‘099 patent are invalid. On April 1, 2013, the United States District Court for the District of New Jersey found the asserted claims of the ‘603 patent invalid and that Breath/Watson’s ANDA did not infringe the asserted claims of the ‘834 patent. On April 3, 2013, the district court entered an injunction preventing the launch of any generic product to allow Astra to file an appeal with the Federal Circuit. The Federal Circuit continued that injunction pending the appeal. On October 30, 2013, the Federal Circuit affirmed the district court’s finding that the asserted claims of the ‘603 patent are invalid, but reversed the district court’s non-infringement finding with respect to the ‘834 patent and remanded the case back to the district court for reconsideration and a new trial under a new claim construction for the term “micronized powder composition”. The second trial concluded on October 29, 2014, and the court heard closing arguments on January 29, 2015. On February 13, 2015, the district court found that the asserted claims of the ‘834 patent are invalid and denied Astra’s request for a permanent injunction. That same day, Astra filed a motion for an injunction pending appeal. The court denied Astra’s motion for an injunction that same day. On February 13, 2015, Actavis commercially launched the Breath/Watson approved product. On February 16, 2015, Astra filed a notice of appeal and filed with the Federal Circuit an emergency motion for an injunction pending appeal. On March 12, 2015, the Federal Circuit issued an order granting Astra’s motion for an injunction pending the appeal. On May 7, 2015, the Federal Circuit issued its decision affirming the district court’s decision that the asserted claims of the ‘834 patent are invalid and dissolving the March 12, 2015 injunction pending appeal. That same day, Actavis re-launched the Breath/Watson approved product. The Company believes it has substantial meritorious defenses to the case. However, Actavis has sold its generic versions of the 0.25 mg/2 mL and 0.5 mg/2 mL strengths of Pulmicort Respules. Therefore, an adverse final determination that ‘834 patent is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Teva Namenda XR Patent Litigation. In December 2013, Forest Laboratories, Inc. (“Forest”) was named as a defendant in an action brought by Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. in the U.S. District Court for the District of Delaware. The complaint alleges that Forest infringes U.S. Patent No. 6,194,000 by making, using, selling, offering to sell, and importing Namenda XR. The relief requested includes preliminary and permanent injunctive relief, and damages.

The district court has scheduled a trial to begin in July 2016. The Company intends to continue to vigorously defend against this action. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

Product Liability Litigation

Actonel® Litigation. Warner Chilcott is a defendant in approximately 200 cases and a potential defendant with respect to approximately 415 unfiled claims involving a total of approximately 627 plaintiffs and potential plaintiffs relating to Warner Chilcott’s bisphosphonate prescription drug Actonel®. The claimants allege, among other things, that Actonel® caused them to suffer osteonecrosis of the jaw (“ONJ”), a rare but serious condition that involves severe loss or destruction of the jawbone, and/or atypical fractures of the femur (“AFF”). All of the cases have been filed in either federal or state courts in the United States. Warner Chilcott is in the initial stages of discovery in these litigations. In addition, Warner Chilcott is aware of four purported product liability class actions that were brought against Warner Chilcott in provincial courts in Canada alleging, among other things, that Actonel® caused the plaintiffs and the proposed class members who ingested Actonel® to suffer atypical fractures or other side effects. It is expected that these plaintiffs will seek class certification. Plaintiffs have typically asked for unspecified monetary and injunctive relief, as well as attorneys’ fees. Warner Chilcott is indemnified by Sanofi for certain Actonel claims pursuant to a collaboration agreement relating to the two parties’ co-promotion of the product in the United States and other countries. In addition, Warner Chilcott is also partially indemnified by the Proctor & Gamble Company (“P&G”) for ONJ claims that were pending at the time Warner Chilcott acquired P&G’s global pharmaceutical business in October 2009. In May and September 2013, Warner Chilcott entered into two settlement agreements which will resolve a majority of the then-existing ONJ-related claims which are subject to the acceptance by the individual respective claimants.

The Company believes it has substantial meritorious defenses to these cases and intends to defend these claims vigorously. Warner Chilcott maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, approximately 130 product liability suits on behalf of approximately 175 plaintiffs have been filed against the Company and certain of its affiliates, including Cobalt Laboratories, as well as other manufacturers and distributors of alendronate for personal injuries including AFF and ONJ allegedly arising out of the use of alendronate. The actions are pending in various state and federal courts. Several of the cases were consolidated in an MDL proceeding in federal court in New Jersey. In 2012, the MDL court granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL. The Third Circuit affirmed the dismissal. Any new cases against the Company filed in the MDL are subject to dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. Other cases were consolidated in an MDL in federal court in New York, where the Company filed a similar motion to dismiss. The Court granted, in part, the motion to dismiss which has resulted in the dismissal of several other cases. The Company has also been served with nine cases that are part of a consolidated litigation in the California state court. In 2012, the California court partially granted a motion filed on behalf of all generic defendants seeking dismissal. Appeals in the California cases have been exhausted and the Company has not yet been able to determine how that will affect the cases filed against it. All cases pending in state courts in Kentucky and Missouri have been discontinued against the Company. The remaining active cases are part of a mass tort coordinated proceeding in New Jersey state court. In the New Jersey proceeding, the Court granted, in part, a motion to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Benicar® Litigation. The Company is named in approximately ninety actions involving allegations that Benicar®, a treatment for hypertension that Forest co-promoted with Daiichi Sankyo between 2002 and 2008, caused certain gastrointestinal injuries. Under Forest’s Co-Promotion Agreement, Daiichi Sankyo is defending us in these lawsuits.

Celexa®/Lexapro® Litigation. Forest and its affiliates are defendants in approximately ten actions pending in various federal district courts involving allegations that Celexa® or Lexapro® caused or contributed to individuals committing or attempting suicide, or caused a violent event. The Company was granted summary judgment in three cases, all of which are being appealed. Two other matters have been stayed pending a decision by the Fourth Circuit Court of Appeals. At present, two trials are scheduled in 2015 with the possibility that additional cases could be set for trial in 2015 or 2016.

Approximately 180 actions are pending against Forest and its affiliates involving allegations that Celexa® or Lexapro® caused various birth defects. Several of the cases involve multiple minor-plaintiffs. The majority of these actions have been consolidated in state court in Missouri where one case is set for trial in November 2015. In addition, several matters are pending in federal district court in Missouri and three of those matters are set for trial in August 2016. Multiple additional actions were filed in New Jersey state court. None of the New Jersey cases are set for trial. There are birth defect cases pending in other jurisdictions but none currently are set for trial.

The Company believes it has substantial meritorious defenses to the Celexa®/Lexapro® cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,500 cases remain pending against Actavis, Watson and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. Discovery in these cases is in the preliminary stages as the Company is actively moving to dismiss the suits and either initiating or defending appeals on such motions. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva, from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against Watson and certain of its affiliates, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against Watson and/or its affiliates in various state and federal courts, representing claims by approximately 1,400 plaintiffs. A number of the cases were consolidated in an MDL in federal district court in Kentucky. On June 22, 2012, the MDL court granted the generic defendants’ joint motion to dismiss the remaining MDL cases. On June 27, 2014, the Sixth Circuit affirmed the district court’s dismissal. Plaintiffs did not file a petition for a writ of certiorari with the United States Supreme Court. In addition, approximately 35 cases were filed in California state court. These cases were removed to federal district courts and, after disputes over whether the cases should be remanded to state court, the Ninth Circuit Court of Appeals determined that the removals to federal court were proper. Once the procedural matters are resolved, the defendants will file demurrers and motions to dismiss the remaining suits. In November 2014, one additional action was filed in Oklahoma state court. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Testosterone Litigation. Beginning in 2014, a number of product liability suits were filed against the Company and certain of its affiliates, as well as other manufacturers and distributors of testosterone products, for personal injuries including but not limited to cardiovascular events allegedly arising out of the use of Androderm® testosterone cypionate, AndroGel and/or testosterone enanthate. Actavis, Inc. and/or one or more of its subsidiaries have been served in approximately 130 currently pending actions, all of which are pending in federal court. These actions have been consolidated in an MDL in federal court in Illinois. The defendants have responded to the plaintiffs’ master complaint. These cases are in the initial stages and discovery is in the early stages. The Company anticipates that additional suits will be filed. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Government Investigations, Government Litigation and Qui Tam Litigation

Warner Chilcott. Beginning in February 2012, Warner Chilcott, along with several of its current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena received by Warner Chilcott seeks information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label use and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to a number of our current products. The Company is cooperating in responding to the subpoena. The Company has recorded a contingent liability for the quarter ended March 31, 2015 under ACS 450, Contingencies, based on its analysis of this matter, however, there can be no assurance that the Company’s estimate will not differ materially from the recorded contingent liability. The Company is also aware of three qui tam complaints filed by former Warner Chilcott sales representatives and unsealed in February and March 2013 and March 2014. Two unsealed federal qui tam complaints were filed in the federal court in Massachusetts and allege that Warner Chilcott violated Federal and state false claims acts through the promotion of all of Warner Chilcott’s current key products by, among other things, making improper claims concerning the products, providing kickbacks to physicians and engaging in improper conduct concerning prior authorizations. Since then, one of the two complaints was voluntarily dismissed. The remaining complaint seeks, among other things, treble damages, civil penalties of up to eleven thousand dollars for each alleged false claim and attorneys’ fees and costs. Other similar complaints may exist under seal. The United States of America has elected not to intervene at this time in the unsealed actions though it may choose to at a later time. The government has successfully moved the court in the federal actions litigation to stay that proceeding through March 1, 2015. The company has met with the government to discuss the status, and a potential resolution of, its investigation. The third complaint was filed in California state court and contains similar allegations as the other qui tam complaints and asserts additional causes of action under California state law. The State of California declined to intervene in this action. Warner Chilcott filed a motion to dismiss this complaint. Warner Chilcott intends to vigorously defend itself in the litigations. However, these cases are in the early stages of litigation, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether Warner Chilcott will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Forest. Forest received a subpoena dated August 5, 2013 from the U.S. Department of Health and Human Services, Office of Inspector General. The subpoena requests documents relating to the marketing and promotion of Bystolic®, Savella®, and Namenda®, including with respect to speaker programs for these products. In February 2014, the U.S. District Court for the Eastern District of Wisconsin unsealed a qui tam complaint. The complaint asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Bystolic® and Savella® and “kickbacks” provided to physicians to induce prescriptions of Bystolic®, Savella®, and Viibryd®. Forest has responded to the complaint. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date. The Company continues to cooperate with this investigation and to discuss these issues with the government.

In April 2014, the federal district court in Massachusetts unsealed a qui tam complaint which asserts claims under the False Claims Act and contains allegations regarding off-label promotion of Namenda®. The Company filed a motion to dismiss the relator’s Second Amended Complaint and the court granted in part and denied in part Forest’s motion, dismissing the False Claims Act conspiracy claim only. The U.S. Attorney’s Office declined to intervene in this action but has reserved the right to do so at a later date.

The Company intends to vigorously defend itself in the ligitations. However, these cases are in the early stages of litigation, it is impossible to predict with certain the outcome of any litigation, and the Company can offer no assurance as to when the lawsuits will be decided, whether the Company will be successful in its defense and whether any additional similar suits will be filed. If these claims are successful, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, financial condition, results of operation and cash flows.

Allergan. In December 2011, the federal district court in Pennsylvania issued an order partially unsealing the second amended qui tam complaint, filed by relators Herbert J. Nevyas, M.D. and Anita Nevyas-Wallace, M.D., to be informally provided to Allergan, Inc. The complaint asserts claims under Federal and State False Claims Acts and Federal and State Anti Kickback Acts. On December 16, 2013, the court entered an order to unseal this qui tam action. On April 1, 2014, Allergan filed a motion to dismiss.

Patent Settlement Investigations. The Company and various of its affiliates have received letters and investigatory subpoenas from the U.S. Federal Trade Commission (“FTC”) indicating that the FTC is conducting a nonpublic investigations into certain agreements the Company have made to settle patent disputes with other brand and generic pharmaceutical companies. The Company is cooperating in responding to the investigations.

Governmental Reimbursement and Drug Pricing Investigations and Litigation. The Company has also received investigatory subpoenas from the U.S. Attorney’s Office and various state agencies requesting information and documents relating to certain categories of drug pricing including, but not limited to, Average Wholesale Price (“AWP”), Wholesale Acquisition Cost (“WAC”), Average Manufacturer Price (“AMP”) and Best Price (“BP”). The company intends to cooperate with this subpoena.

Beginning in 1999, the Company was informed by the U.S. Department of Justice that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act. Since that time, the Company also received and responded to notices or subpoenas from the U.S. House Committee on Energy and Commerce as well as from Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

The Company and certain of its subsidiaries have also been named as defendants in various lawsuits filed by numerous states and qui tam relators, including Wisconsin, Kentucky, Illinois, Mississippi, Missouri, South Carolina, Utah, Kansas and Louisiana. These actions allege generally that the plaintiffs (all governmental entities) were overcharged for their share of Medicaid drug reimbursement costs as a result of reporting by manufacturers of AWP that did not correspond to actual provider costs of prescription drugs. In 2011, Watson settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company has reached settlements with the states of the Louisiana, Missouri, Kansas and South Carolina. In addition, the Company has begun having discussions with the plaintiffs in the Illinois and Wisconsin actions about a possible resolution of those matters. Based on developments in these two actions, the Company recently increased its contingent loss accrual by approximately $23 million. The court in the Utah case recently dismissed that state’s claims against the Company. The case against Watson on behalf of Kentucky was tried in November 2011. The jury reached a verdict in Watson’s favor on each of Kentucky’s claims against Watson. An agreed form of judgment has been entered and the case now has been dismissed with prejudice. The case against Watson on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.4 million in compensatory damages and civil penalties, and on March 20, 2014 issued its ruling imposing an additional $17.9 million in punitive damages. Post-trial motions were filed and denied by the court. The Company is appealing both the original and punitive damage awards.

In addition, Forest and certain of its affiliates are defendants in four state court actions pending in Illinois, Mississippi, Utah and Wisconsin that contain similar actions as those raised in the actions against Watson. Discovery is ongoing in these actions. A trial in the Mississippi action is scheduled in August 2015. Forest and the other defendants filed a motion to dismiss Utah’s amended complaint. This motion to dismiss was denied in part, and discovery is proceeding. On February 17, 2014, the Wisconsin state court granted defendants’ motion to dismiss plaintiff’s Second Amended Complaint. However, the relator filed a separate action making the same basic allegations as in its amended complaint in the original action. The Company intends to continue to vigorously defend against these actions. At this time, the Company does not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

DESI Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, were named as defendants in a qui tam action pending in federal court in Massachusetts. The tenth amended complaint, which was served on certain of the Company’s subsidiaries, alleges that the defendants falsely reported to the United States that certain pharmaceutical products, including those subject to the Food and Drug Administration’s Drug Efficacy Study Implementation (“DESI”) review program, were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a similar action was filed against certain Company subsidiaries as well as Warner Chilcott and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the federal court action in Massachusetts. Defendants filed exceptions to plaintiffs’ complaint. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Price Adjustments. The Company has notified the Centers for Medicare and Medicaid Services (“CMS”) that certain of the legacy Actavis group’s Medicaid price submissions require adjustment for the period 2007 through 2012. The Company is in the process of completing the resubmissions. Based on prevailing CMS practices the Company does not expect to incur penalties in connection with the resubmissions. With respect to periods prior to 2007, the Company has advised CMS that its records are insufficient to support a reliable recalculation of its price submissions, and has proposed not to recalculate the price submissions for such periods. Because there are insufficient records to support a reliable recalculation of its price submissions prior to 2007, at this time the amount of any potential liability related to the price submissions prior to 2007 is not estimable and the Company has not concluded that any liability for periods prior to 2007 is probable. The Company believes it has substantial meritorious positions and defenses with respect to these pricing resubmission matters. However, if CMS were to successfully pursue claims against the Company for the periods in question, such claims could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Paroxetine Investigation. On April 19, 2013, the UK Office of Fair Trading (which closed in April, 2014 in connection with a government restructuring and transferred responsibility for this matter to the U.K. Competition and Markets Authority) issued a Statement of Objections against GlaxoSmithKline (“GSK”) and various generic drug companies, including Actavis UK Limited, formerly known as Alpharma Limited, now a subsidiary of the Company, alleging that GSK’s settlements with such generic drug companies improperly delayed generic entry of paroxetine, in violation of the United Kingdom’s competition laws. The Company has responded to the Statement of Objections, and believes it has substantial meritorious defenses to the allegations. However, an adverse determination in the matter could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

NOTE 20 – Warner Chilcott Limited (“WCL”) Guarantor and Non-Guarantor Condensed Consolidating Financial Information

The following financial information is presented to segregate the financial results of WCL, Actavis Funding SCS (the issuers of the long-term notes), the guarantor subsidiaries for the long-term notes and the non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guarantee the Company’s obligation under the long-term notes.

The information includes elimination entries necessary to consolidate the guarantor and the non-guarantor subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions.

WCL, Actavis Capital S.a.r.l. and Actavis, Inc. are guarantors of the long-term notes.

Warner Chilcott Limited has revised its consolidating balance sheet as previously presented in Footnote 25 of the 2014 Annual Report on Form 10-K due to an incorrect presentation of intercompany activity relating to certain subsidiaries inappropriately included in the Actavis, Inc. and non-guarantor columns of such disclosure. The Company overstated the line item “Investment in Subsidiaries” for the non-guarantor column with an offsetting amount in total equity with a corresponding offset to the elimination column. Also, the Company understated in the footnote disclosure for the guarantor labeled Actavis, Inc. the net income with a corresponding offset to the elimination column. Specifically, the balance sheet caption “Investment in Subsidiaries” has been revised from the previously reported amount of $3,747.2 million as of December 31, 2014 to $4,761.1 million with an offset to total equity. Further, the line item disclosure related to the earnings in equity subsidiaries in the consolidating statement of operations footnote will be revised from a loss of $(127.7) million for the year end December 31, 2014 to income of $886.2 when next presented. The amounts presented in the Quarterly Report on Form 10-Q for the period ended September 30, 2014 will also be revised when presented next. No other periods were impacted. There is no impact to the consolidated financial statements of Actavis plc or Warner Chilcott Limited as previously filed in the 2014 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.

The following financial information presents the consolidating balance sheets as of March 31, 2015 and December 31, 2014, the related statement of operations for the three months ended March 31, 2015 and 2014 and the statement of cash flows for the three months ended March 31, 2015 and 2014.

Warner Chilcott Limited

Consolidating Balance Sheets

As of March 31, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Current assets:
Cash and cash equivalents	$—	$0.3	$—	$2.3	$2,093.7	$—	$2,096.3
Marketable securities	—	—	—	—	16.0	—	16.0
Accounts receivable, net	—	—	—	—	3,992.8	—	3,992.8
Receivable from Parents	—	—	—	—	342.6	—	342.6
Inventories, net	—	—	—	—	3,125.1	—	3,125.1
Intercompany receivables	—	93,750.6	24,569.9	13,270.0	112,288.5	(243,879.0)	—
Prepaid expenses and other current assets	—	14.5	24.5	6.2	976.1	—	1,021.3
Current assets held for sale	—	—	—	—	143.5	—	143.5
Deferred tax assets	—	—	—	—	600.8	—	600.8

Total current assets	—	93,765.4	24,594.4	13,278.5	123,579.1	(243,879.0)	11,338.4
Property, plant and equipment, net	—	—	—	59.2	2,738.0	—	2,797.2
Investments and other assets	—	20.5	143.0	37.0	317.8	—	518.3
Investment in subsidiaries	70,938.3	67,302.5	—	5,019.7	—	(143,260.5)	—
Deferred tax assets	—	—	—	—	99.7	—	99.7
Product rights and other intangibles	—	—	—	—	74,201.1	—	74,201.1
Goodwill	—	—	—	—	50,826.4	—	50,826.4

Total assets	$70,938.3	$161,088.4	$24,737.4	$18,394.4	$251,762.1	$(387,139.5)	$139,781.1

Current liabilities:
Accounts payable and accrued expenses	—	9.2	81.1	131.2	5,564.0	—	$5,785.5
Intercompany payables	—	91,055.2	24.9	21,208.4	131,590.5	(243,879.0)	—
Payable to Parents	—	—	—	—	826.2	—	826.2
Income taxes payable	—	—	—	101.6	—	—	101.6
Current portion of long-term debt and capital leases	—	1,401.6	—	—	222.5	—	1,624.1
Deferred revenue	—	—	—	—	27.1	—	27.1
Current liabilities held for sale	—	—	—	—	17.4	—	17.4
Deferred tax liabilities	—	—	—	—	65.2	—	65.2

Total current liabilities	—	92,466.0	106.0	21,441.2	138,312.9	(243,879.0)	8,447.1
Long-term debt and capital leases	—	7,661.9	24,633.5	4,271.4	6,133.7	—	42,700.5
Deferred revenue	—	—	—	—	53.5	—	53.5
Other long-term liabilites	—	—	—	—	1,218.1	—	1,218.1
Other taxes payable	—	—	—	984.1	—	—	984.1
Deferred tax liabilities	—	—	—	—	15,439.5	—	15,439.5

Total liabilities	—	100,127.9	24,739.5	26,696.7	161,157.7	(243,879.0)	68,842.8

Total equity	70,938.3	60,960.5	(2.1)	(8,302.3)	90,604.4	(143,260.5)	70,938.3

Total liabilities and equity	$70,938.3	$161,088.4	$24,737.4	$18,394.4	$251,762.1	$(387,139.5)	$139,781.1

Warner Chilcott Limited

Consolidating Balance Sheets

As of December 31, 2014

($ in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash and cash equivalents	$0.1	$5.5	$—	$1.5	$237.2	$—	$244.3
Marketable securities	—	—	—	—	1.0	—	1.0
Accounts receivable, net	—	—	—	—	2,371.6	—	2,371.6
Receivable from Parents	—	—	—	—	269.8	—	269.8
Inventories	—	—	—	—	2,075.5	—	2,075.5
Intercompany receivables	—	22,987.9	3,659.0	18,720.9	52,730.5	(98,098.3)	—
Prepaid expenses and other current assets	—	123.1	2.7	—	604.7	—	730.5
Current assets held for sale	—	—	—	—	949.2	—	949.2
Deferred tax assets	—	—	—	—	500.3	—	500.3

Total current assets	0.1	23,116.5	3,661.7	18,722.4	59,739.8	(98,098.3)	7,142.2
Property, plant and equipment, net	—	—	—	50.7	1,543.1	—	1,593.8
Investments and other assets	—	9.0	23.6	82.9	119.9	—	235.4
Investment in subsidiaries	28,076.9	24,064.7	—	4,761.1	—	(56,902.7)	—
Deferred tax assets	—	—	—	—	107.4	—	107.4
Product rights and other intangibles	—	—	—	—	19,188.4	—	19,188.4
Goodwill	—	—	—	—	24,521.5	—	24,521.5

Total assets	$28,077.0	$47,190.2	$3,685.3	$23,617.1	$105,220.1	$(155,001.0)	$52,788.7

Current liabilities:
Accounts payable and accrued expenses	—	2.8	6.1	159.0	3,999.6	—	$4,167.5
Intercompany payables	—	25,953.8	2.0	26,774.7	45,367.8	(98,098.3)	—
Payable to Parents	—	—	—	—	521.1	—	521.1
Income taxes payable	—	—	—	50.4	—	—	50.4
Current portion of long—term debt and capital leases	—	571.6	—	—	125.8	—	697.4
Deferred revenue	—	—	—	—	27.0	—	27.0
Current liabilities held for sale	—	—	—	—	25.9	—	25.9
Deferred tax liabilities	—	—	—	—	47.3	—	47.3

Total current liabilities	—	26,528.2	8.1	26,984.1	50,114.5	(98,098.3)	5,536.6
Long-term debt and capital leases	—	2,516.0	3,677.2	4,270.7	4,382.4	—	14,846.3
Deferred revenue	—	—	—	—	38.8	—	38.8
Other long-term liabilities	—	—	—	—	335.9	—	335.9
Other taxes payable	—	—	—	892.2	—	—	892.2
Deferred tax liabilities	—	—	—	—	3,061.9	—	3,061.9

Total liabilities	—	29,044.2	3,685.3	32,147.0	57,933.5	(98,098.3)	24,711.7

Total equity	28,077.0	18,146.0	—	(8,529.9)	47,286.6	(56,902.7)	28,077.0

Total liabilities and equity	$28,077.0	$47,190.2	$3,685.3	$23,617.1	$105,220.1	$(155,001.0)	$52,788.7

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$4,234.2	$—	$4,234.2
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	1,713.4	—	1,713.4
Research and development	—	—	—	—	431.0	—	431.0
Selling and marketing	—	—	—	—	735.5	—	735.5
General and administrative	—	212.2	16.0	9.8	451.4	—	689.4
Amortization	—	—	—	—	925.4	—	925.4
Asset sales, impairments and contingent consideration adjustment, net	—	—	—	—	57.8	—	57.8

Total operating expenses	—	212.2	16.0	9.8	4,314.5	—	4,552.5

Operating (loss)	—	(212.2)	(16.0)	(9.8)	(80.3)	—	(318.3)

Non-operating income (expense):
Interest income / (expense), net	—	52.4	(17.1)	(43.8)	(161.6)	—	(170.1)
Other income (expense), net	—	(263.5)	31.0	0.1	34.4	—	(198.0)

Total other income (expense), net	—	(211.1)	13.9	(43.7)	(127.2)	—	(368.1)

(Loss) before income taxes and noncontrolling interest	—	(423.3)	(2.1)	(53.5)	(207.5)	—	(686.4)
(Benefit) for income taxes	—	—	—	(22.5)	(155.2)	—	(177.7)
Losses / (earnings) of equity interest subsidiaries	508.4	218.6	—	(258.6)	—	(468.4)	—

Net (loss) / income	$(508.4)	$(641.9)	$(2.1)	$227.6	$(52.3)	$468.4	$(508.7)

Loss attributable to noncontrolling interest	—	—	—	—	0.3	—	0.3

Net (loss) / income attributable to ordinary shareholders	$(508.4)	$(641.9)	$(2.1)	$227.6	$(52.0)	$468.4	$(508.4)

Other Comprehensive (loss) / income	(317.9)	(230.9)	—	—	(317.9)	548.8	(317.9)

Comprehensive (loss) / income	$(826.3)	$(872.8)	$(2.1)	$227.6	$(369.9)	$1,017.2	$(826.3)

Warner Chilcott Limited

Consolidating Statements of Operations

For the Three Months Ended March 31, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Net revenues	$—	$—	$—	$—	$2,655.1	$—	$2,655.1
Operating expenses:
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	—	—	—	—	1,293.0	—	1,293.0
Research and development	—	—	—	—	171.5	—	171.5
Selling and marketing	—	—	—	—	283.1	—	283.1
General and administrative	—	—	—	32.3	244.1	—	276.4
Amortization	—	—	—	—	424.2	—	424.2
Asset sales, impairments and contingent consideration adjustment, net	—	—	—	—	(0.4)	—	(0.4)

Total operating expenses	—	—	—	32.3	2,415.5	—	2,447.8

Operating income / (loss)	—	—	—	(32.3)	239.6	—	207.3

Non-operating income (expense):
Interest income / (expense), net	—	88.6	—	(45.3)	(115.1)	—	(71.8)
Other income (expense), net	—	(9.4)	—	0.1	14.3	—	5.0

Total other income (expense), net	—	79.2	—	(45.2)	(100.8)	—	(66.8)

Income / (loss) before income taxes and noncontrolling interest	—	79.2	—	(77.5)	138.8	—	140.5
Provision for income taxes	—	—	—	(23.1)	67.5	—	44.4
(Earnings) / losses of equity interest subsidiaries	(96.1)	146.7	—	(293.1)	—	242.5	—

Net income / (loss)	$96.1	$(67.5)	$—	$238.7	$71.3	$(242.5)	$96.1

(Income) / loss attributable to noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)

Net income / (loss) attributable to ordinary shareholders	$96.1	$(67.5)	$—	$238.7	$71.1	$(242.5)	$95.9

Other Comprehensive income / (loss)	(6.8)	(6.6)	—	—	(6.8)	13.4	(6.8)

Comprehensive income / (loss)	$89.3	$(74.1)	$—	$238.7	$64.3	$(229.1)	$89.1

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$(508.4)	$(641.9)	$(2.1)	$227.6	$(52.3)	$468.4	$(508.7)

Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	508.4	218.6	—	(258.6)	—	(468.4)	—
Depreciation	—	—	—	0.1	57.1	—	57.2
Amortization	—	—	—	—	925.4	—	925.4
Provision for inventory reserve	—	—	—	—	30.3	—	30.3
Share-based compensation	—	—	—	12.0	213.5	—	225.5
Deferred income tax benefit	—	—	—	—	(304.3)	—	(304.3)
Loss / (gain) on sale of securities and assets, net	—	—	—	—	—	—	—
Loss / (gain) on asset sales and impairments, net					57.8		57.8
Amortization of inventory step up	—	—	—	—	212.9	—	212.9
Amortization of deferred financing costs	—	264.2	2.5	1.0	0.6	—	268.3
Accretion and contingent consideration	—	—	—	—	28.8	—	28.8
Other, net	—	—	—	—	(6.5)	—	(6.5)
Changes in assets and liabilities (net of effects of acquisitions)	(0.1)	(5,654.9)	(20,812.3)	30.2	25,977.1	—	(460.0)

Net cash provided by operating activities	(0.1)	(5,814.0)	(20,811.9)	12.3	27,140.4	—	526.7

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(11.5)	(125.1)	—	(136.6)
Additions to product rights and other intangibles	—	—	—	—	(8.5)	—	(8.5)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non-guarantors	Eliminations	Consolidated Warner Chilcott Limited
Proceeds from sale of investments and other assets	—	—	—	—	790.5	—	790.5
Additions to investments	(9,000.8)	(9,000.8)	—	—	(15.0)	18,001.6	(15.0)
Proceeds from sales of property, plant and equipment	—	—	—	—	74.9	—	74.9
Acquisitions of business, net of cash acquired	—	—	—	—	(34,646.2)	—	(34,646.2)

Net cash (used in) investing activities	(9,000.8)	(9,000.8)	—	(11.5)	(33,929.4)	18,001.6	(33,940.9)

Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	—	5,500.0	20,955.6	—	—	—	26,455.6
Proceeds from borrowings of credit facility	—	2,810.0	—	—	—	—	2,810.0
Debt issuance and other financing costs	—	(167.1)	(143.7)	—	—	—	(310.8)
Payments on debt, including capital lease obligations	—	(2,334.1)	—	—	(325.9)	—	(2,660.0)
Payments of contingent consideration	—	—	—	—	(24.6)	—	(24.6)
Contribution from Parent	9,000.8	9,000.8	—	—	9,000.8	(18,001.6)	9,000.8

Net cash provided by / (used in) financing activities	9,000.8	14,809.6	20,811.9	—	8,650.3	(18,001.6)	35,271.0

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(4.8)	—	(4.8)
Movement in cash held for sale	—	—	—	—	—	—	—

Net increase / (decrease) in cash and cash equivalents	(0.1)	(5.2)	—	0.8	1,856.5	—	1,852.0
Cash and cash equivalents at beginning of period	0.1	5.5	—	1.5	237.2	—	244.3

Cash and cash equivalents at end of period	$—	$0.3	$—	$2.3	$2,093.7	$—	$2,096.3

Warner Chilcott Limited

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

(Unaudited; in millions)

	Warner Chilcott Limited (Parent Guarantor)	Actavis Capital S.a.r.l. (Guarantor)	Actavis Funding SCS (Issuer)	Actavis Inc. (Issuer and Guarantor)	Non- guarantors	Eliminations	Consolidated Warner Chilcott Limited
Cash Flows From Operating Activities:
Net income / (loss)	$96.1	$(67.5)	$—	$238.7	$71.3	$(242.5)	$96.1

Reconciliation to net cash provided by operating activities:
(Earnings) / losses of equity interest subsidiaries	(96.1)	146.7	—	(293.1)	—	242.5	—
Depreciation	—	—	—	0.1	55.5	—	55.6
Amortization	—	—	—	—	424.2	—	424.2
Provision for inventory reserve	—	—	—	—	38.1	—	38.1
Share-based compensation	—	—	—	0.7	16.0	—	16.7
Deferred income tax benefit	—	—	—	—	(149.9)	—	(149.9)
Loss / (gain) on sale of asset sales and impairments, net	—	—	—	—	—	—	—
Amortization of inventory step up	—	—	—	—	124.6	—	124.6
Amortization of deferred financing costs	—	0.5	—	1.2	9.4	—	11.1
Accretion and contingent consideration	—	—	—	—	(7.0)	—	(7.0)
Other, net	—	—	—	—	(11.3)	—	(11.3)
Changes in assets and liabilities (net of effects of acquisitions)	—	324.0	—	55.6	(622.0)	—	(242.4)

Net cash provided by operating activities	—	403.7	—	3.2	(51.1)	—	355.8

Cash Flows From Investing Activities:
Additions to property plant and equipment	—	—	—	(2.1)	(40.4)	—	(42.5)
Additions to product rights and other intangibles	—	—	—	—	—	—	—
Proceeds from sale of assets	—	—	—	—	15.0	—	15.0
Proceeds from sales of property, plant and equipment	—	—	—	—	3.4	—	3.4
Net proceeds from marketable securities	—	—	—	—	—	—	—
Acquisitions of business, net of cash acquired	—	—	—	—	—	—	—

Net cash (used in) investing activities	—	—	—	(2.1)	(22.0)	—	(24.1)

Cash Flows From Financing Activities:
Proceeds from borrowings of long-term indebtedness	—	—	—	—	—	—	—
Debt issuance and other financing costs	—	—	—	—	(20.3)	—	(20.3)
Payments on debt, including capital lease obligations	—	(301.4)	—	—	(24.7)	—	(326.1)
Payments of contingent consideration	—	—	—	—	(7.8)	—	(7.8)

Net cash provided by / (used in) financing activities	—	(301.4)	—	—	(52.8)	—	(354.2)

Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	(2.1)	—	(2.1)
Movement in cash held for sale	—	—	—	—	37.0	—	37.0

Net increase / (decrease) in cash and cash equivalents	—	102.3	—	1.1	(91.0)	—	12.4
Cash and cash equivalents at beginning of period	0.1	0.3	—	1.4	321.7	—	323.5

Cash and cash equivalents at end of period	$0.1	$102.6	$—	$2.5	$230.7	$—	$335.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” in our Annual Report, and elsewhere in this Quarterly Report.

References throughout to “we,” “our,” “us,” the “Company” or “Actavis” refer to financial information and transactions of Actavis plc. References to “Warner Chilcott Limited” refer to Warner Chilcott Limited, the Company’s indirect wholly owned subsidiary, and, unless the context otherwise requires, its subsidiaries. Warner Chilcott Limited is an indirect wholly-owned subsidiary of Actavis plc, the ultimate parent of the group. The results of Warner Chilcott Limited are consolidated into the results of Actavis plc. Due to the deminimis activity between Actavis plc and Warner Chilcott Limited, references throughout this filing relate to both Actavis plc and Warner Chilcott Limited. Warner Chilcott Limited representations relate only to itself and not to any other company.

Overview

We are a global specialty pharmaceutical company engaged in the development, manufacturing, marketing, and distribution of brand name (“brand”, “branded” or “specialty brand”), medical aesthetics, generic, branded generic, biosimilar and over-the-counter (“OTC”) pharmaceutical products. The Company has operations in more than 100 countries throughout North America (the United States of America (“U.S.”), Canada and Puerto Rico) and the rest of world. The Company operates manufacturing, distribution, R&D and administrative facilities in many of the world’s established and growing international markets, including North America, followed by its key international markets around the world (“ROW”). Additionally, we distribute generic and branded pharmaceutical products manufactured by third parties through our Anda Distribution segment.

2015 Significant Business Developments

During 2015, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

On March 17, 2015, Actavis plc acquired Allergan, Inc. (“Allergan”) for approximately $77.0 billion including outstanding indebtedness assumed of $2.2 billion, cash consideration of $40.1 billion and equity consideration of $34.7 billion, which includes outstanding equity awards (the “Allergan Acquisition”). Under the terms of the agreement, Allergan shareholders received 111.2 million Actavis plc ordinary shares, 7.0 million of Actavis plc non-qualified stock options and 0.5 million Actavis plc share units. The addition of Allergan’s therapeutic franchises in ophthalmology, neurosciences and medical aesthetics/dermatology/plastic surgery will complement Actavis’ existing central nervous system, gastroenterology, women’s health and urology franchises. The combined company will also benefit significantly from Allergan’s global brand equity and consumer awareness of key products, including Botox® and Restasis®. The transaction also expands our presence and market and product reach across many international markets, with strengthened commercial positions across Canada, Europe, Southeast Asia and other high-value growth markets, including China, India, the Middle East and Latin America.

The consolidated results of the Company include the impact of the Allergan Acquisition from March 17, 2015, including the following select operating results for the three months ended March 31, 2015 ($ in million):

Three Months Ended March 31, 2015
Net revenues	$258.4
Cost of sales (excludes amortization and impairment of acquired intangibles including product rights)	117.0
Selling and marketing	149.7
General and administrative	407.9

Operating expenses relating to the Allergan Acquisition include the financing, acquisition accounting valuation-related items, including stock-based compensation and restructuring charges associated with the acquisition.

Included in cost of sales in the table above is $71.0 million relating to the expensing of the fair value step-up of acquired inventories on March 17, 2015 as that inventory was sold through to the Company’s customers.

As a result of the acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2015 ($ in millions):

Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Allergan employees	$6.9
Acquisition, integration and restructuring related charges	$14.5
Research and development
Stock-based compensation acquired for Allergan employees	$55.5
Acquisition, integration and restructuring related charges	$60.6
Selling and marketing
Stock-based compensation acquired for Allergan employees	$23.2
Acquisition, integration and restructuring related charges	$62.2
General and administrative
Stock-based compensation acquired for Allergan employees	$183.0
Acquisition related expenditures	$65.5
Acquisition, integration and restructuring related charges	$130.6
Other income (expense)
Bridge loan facilities expense	$(263.0)
Interest rate lock	$31.0

Total transaction and integration costs	$834.0

Respiratory Sale

As part of the Forest Acquisition (defined below), we acquired certain assets that comprised a respiratory business. During the year ended December 31, 2014, we held for sale the respiratory assets of $734.0 million, including allocated goodwill to this unit of $309.1 million. On February 5, 2015, the Company announced the sale of its respiratory business to AstraZeneca plc (“AstraZeneca”) for consideration of $600.0 million upon closing, additional funds to be received for the sale of certain of our inventory to AstraZeneca and low single-digit royalties above a certain revenue threshold. AstraZeneca also paid Actavis an additional $100.0 million, and Actavis has agreed to a number of contractual consents and approvals, including certain amendments to the ongoing collaboration agreements between AstraZeneca and Actavis (the “Respiratory Sale”). The transaction closed on March 2, 2015. As a result of the final terms of the agreement, in the quarter ended March 31, 2015, the Company recognized an incremental charge in cost of sales (including the acquisition accounting fair value mark-up of inventory) relating to inventory that will not be sold to AstraZeneca of $35.3 million. The Company also recognized a gain on the sale of the business of $33.5 million which is included as a component of other income (expense).

Pharmatech

As part of the Forest Acquisition, the Company acquired certain manufacturing plants and contract manufacturing agreements within our Aptalis Pharmaceutical Technologies (“Pharmatech”) entities. In accordance with acquisition accounting, the assets were fair valued on July 1, 2014 as assets held in use, including market participant synergies anticipated under the concept of “highest and best use”. During the fourth quarter of 2014, the decision was made to hold these assets for sale as one complete unit, without integrating the unit and realizing anticipated synergies. During the year ended December 31, 2014, the Company recognized an impairment on assets held for sale of $189.9 million (the “Pharmatech Transaction”) which included a portion of goodwill allocated to this business unit. On April 1, 2015, the Company and TPG, a global private investment firm, completed the majority of the divestiture of the Pharmatech business.

Australia

During the first quarter of 2015, the Company entered into an agreement with Amneal Pharmaceuticals LLC to divest the Australian generics business for upfront consideration of $5.0 million plus future royalties which closed on May 1, 2015 (the “Australia Transaction”). As a result of the agreement, the Company impaired intangible assets of $36.1 million, miscellaneous assets and goodwill allocated to the business of $2.5 million. The Company held for sale the remaining value of intellectual property and inventory.

2014 Significant Business Developments

During 2014, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Durata Therapeutics Acquisition

On November 17, 2014, we completed our tender offer to purchase all of the outstanding shares of Durata Therapeutics, Inc. (“Durata”), an innovative pharmaceutical company focused on the development and commercialization of novel therapeutics for patients with infectious diseases and acute illnesses (the “Durata Acquisition”). Actavis purchased all outstanding shares of Durata, which were valued at approximately $724.5 million, including the assumption of debt, as well as one contingent value right (“CVR”) per share, entitling the holder to receive additional cash payments of up to $5.00 per CVR if certain regulatory or commercial milestones related to Durata’s lead product Dalvance™ are achieved. The CVR had an acquisition date fair value of $49.0 million. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. On March 2, 2015, the Company announced that the European Commission has granted Actavis’ subsidiary Durata Therapeutics International B.V., marketing authorization for Xydalba™ (dalbavancin) for the treatment of acute bacterial skin and skin structure infections (ABSSSI) in adults. The approval triggered the first CVR payment in the quarter ended March 31, 2015 of $30.9 million. The difference between the fair value of the CVR on the date of acquisition of $24.5 million and the payment made of $30.9 million, or $6.4 million, was recorded as an operating expense in the quarter ended March 31, 2015.

Furiex Acquisition

On July 2, 2014, the Company completed an agreement to acquire Furiex Pharmaceuticals, Inc. (“Furiex”) in an all-cash transaction (the “Furiex Acquisition”) valued at $1,156.2 million (including the assumption of debt) and up to approximately $360.0 million in a CVR that may be payable based on the designation of eluxadoline, Furiex’s lead product, as a controlled drug following approval (if any) which had an acquisition accounting fair value of $88.0 million on the date of acquisition (included in the value of $1,156.2 million). We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Eluxadoline is a first-in-class, locally-acting mu opioid receptor agonist and delta opioid receptor antagonist for treating symptoms of diarrhea-predominant irritable bowel syndrome (IBS-d), a condition that affects approximately 28 million patients in the United States and Europe. The CVR payment is based on the status of eluxadoline, as a controlled drug following approval, if any, as follows:

•	If eluxadoline is determined to be a schedule III (C-III) drug, there will be no additional consideration for the CVR.

•	If eluxadoline is determined to be a schedule IV (C-IV) drug, CVR holders are entitled to $10 in cash for each CVR held.

•	If eluxadoline is determined to be a schedule V (C-V) drug, CVR holders are entitled to $20 in cash for each CVR held.

•	If eluxadoline is determined to not be subject to DEA scheduling, CVR holders are entitled to $30 in cash for each CVR held.

In connection with the close of the Furiex Acquisition, the Company closed the transaction related to the sale of Furiex’s royalties on Alogliptin and Priligy® to Royalty Pharma for $408.6 million with no income statement impact.

Acquisition of Forest Laboratories

On July 1, 2014, Actavis plc acquired Forest Laboratories, Inc. (“Forest”) for $30.9 billion including outstanding indebtedness assumed of $3.3 billion, equity consideration of $20.6 billion, which includes outstanding equity awards, and cash consideration of $7.1 billion (the “Forest Acquisition”). Under the terms of the transaction, Forest shareholders received 89.8 million Actavis plc ordinary shares, 6.1 million Actavis plc non-qualified stock options and 1.1 million Actavis plc share units. We accounted for the acquisition as a business combination requiring that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Forest was a leading, fully integrated, specialty pharmaceutical company largely focused on the United States market. Forest marketed a portfolio of branded drug products and developed new medicines to treat patients suffering from diseases principally in the following therapeutic areas: central nervous system, cardiovascular, gastrointestinal, respiratory, anti-infective, and cystic fibrosis.

As a result of the Forest Acquisition, the Company incurred the following transaction and integration costs in the three months ended March 31, 2015 ($ in millions):

Three Months Ended March 31, 2015
Cost of sales
Stock-based compensation acquired for Forest employees	$1.2
Severance related charges	1.0
Research and development
Stock-based compensation acquired for Forest employees	16.0
Severance related charges	8.8
Selling and marketing
Stock-based compensation acquired for Forest employees	19.6
Severance related charges	16.8
General and administrative
Stock-based compensation acquired for Forest employees	21.1
Other integration charges	1.6
Severance related charges	11.4

Total transaction and integration costs	$97.5

Western European Divestiture

During the year ended December 31, 2013, we held for sale our then current commercial infrastructure in France, Italy, Spain, Portugal, Belgium, Germany and the Netherlands, including products, marketing authorizations and dossier license rights. On January 17, 2014, we announced our intention to enter into an agreement with Aurobindo Pharma Limited (“Aurobindo”) to sell these businesses. On April 1, 2014, the Company completed the sale of the assets in Western Europe.

2013 Significant Business Developments

During 2013, we completed the following transactions that impacted our results of operations and will continue to have an impact on our future operations.

Acquisition of Warner Chilcott

On October 1, 2013, the Company completed the acquisition of Warner Chilcott plc (“Warner Chilcott”) in a stock for stock transaction for a value, including the assumption of debt, of $9.2 billion (the “Warner Chilcott Acquisition”). Warner Chilcott was a leading specialty pharmaceutical company focused on the women’s healthcare, gastroenterology, urology and dermatology segments of the branded pharmaceuticals market, primarily in North America.

Operating results

Segments

As of and for the three months ended March 31, 2015, the Company organized its business into three operating segments: North American Brands, North American Generics and International and Anda Distribution. The North American Brands segment includes patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products and over-the-counter products within North America. The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third-party Medis business. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by the Company, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the North American Brands and North American Generics and International segments.

In addition to the segments above, in connection with the Allergan Acquisition, the Company managed the acquired Allergan business as a separate segment from March 17, 2015 through March 31, 2015. The Company is considering revising its segment structure in future periods.

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excluding amortization and impairment of acquired intangibles including product rights), selling and marketing expenses and general and administrative expenses. The Company does not evaluate total assets, capital expenditures, R&D expenses, amortization and asset sales and impairments, net by segment as not all such information has been accounted for at the segment level, or such information has not been used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s segments consisted of the following for the three months ended March 31, 2015 and 2014 ($ in millions):

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	North America Brands	North America Generics and International	Anda Distribution	Allergan	Total	North America Brands	North America Generics and International	Anda Distribution	Total
Product sales	$1,720.3	$1,756.4	$461.6	$255.2	$4,193.5	$572.0	$1,634.7	$390.2	$2,596.9
Other revenue	15.7	21.8	—	3.2	40.7	22.0	36.2	—	58.2

Net revenues	1,736.0	1,778.2	461.6	258.4	4,234.2	594.0	1,670.9	390.2	2,655.1
Operating expenses:
Cost of sales(1)	372.0	826.8	404.0	110.6	1,713.4	185.5	776.3	331.2	1,293.0
Selling and marketing	411.1	174.5	31.4	118.5	735.5	87.6	170.0	25.5	283.1
General and administrative	281.8	118.1	9.1	284.0	693.0	71.5	195.0	9.3	275.8

Contribution	$671.1	$658.8	$17.1	$(254.7)	$1,092.3	$249.4	$529.6	$24.2	$803.2

Contribution margin	38.7%	37.0%	3.7%	(98.6)%	25.8%	42.0%	31.7%	6.2%	30.3%

Research and development					431.0				171.5
Amortization					925.4				424.2
Asset sales and impairments, net					57.8				(0.4)

Operating (loss) income					$(321.9)				$207.9

Operating margin					(7.6)%				7.8%

(1)	Excludes amortization and impairment of acquired intangibles including product rights.

North American Brands Segment

The following table presents net contribution for the North American Brands segment for the three months ended March 31, 2015 and 2014 ($ in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Dollars	%
Product sales	$1,720.3	$572.0	$1,148.3	200.8%
Other revenue	15.7	22.0	(6.3)	(28.6)%

Net revenues	1,736.0	594.0	1,142.0	192.3%
Operating expenses:
Cost of sales(1)	372.0	185.5	186.5	100.5%
Selling and marketing	411.1	87.6	323.5	369.3%
General and administrative	281.8	71.5	210.3	294.1%

Segment contribution	$671.1	$249.4	$421.7	169.1%

Segment margin	38.7%	42.0%		(3.3)%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles.

The following table presents the impact from the Forest Acquisition in the North American Brands segment for the three months ended March 31, 2015 as the acquisition had no impact on the results for the quarter ended March 31, 2014 (in millions):

Forest Acquisition
Total revenue	$1,151.4

Operating expenses:
Cost of sales(1)	310.1
Selling and marketing	303.9
General and administrative	77.6

Segment contribution	$459.8

(1)	Cost of sales excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

The following table presents net revenues for the reporting units in the North American Brands segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months
	March 31,		Change
	2015	2014	Dollars	%
North American Brands
CNS
Namenda® IR	$245.4	$—	$245.4	100.0%
Namenda XR®	150.6	—	150.6	100.0%
Viibyrd® / Fetzima ®	79.6	—	79.6	100.0%
Saphris ®	42.0	—	42.0	100.0%
Other CNS	24.0	—	24.0	100.0%

Total CNS	541.6	—	541.6	100.0%
Gastroenterology
Delzicol®/Asacol® HD	136.2	140.8	(4.6)	(3.3)%
Linzess®/Constella ™	96.2	—	96.2	100.0%
Carafate ® / Sulcrate ®	54.3	—	54.3	100.0%
Canasa ® / Salofalk ®	37.3	—	37.3	100.0%
Zenpep ®, Ultrase ® & Viokace ®	40.2	—	40.2	100.0%
Other Gastroenterology	12.4	—	12.4	100.0%

Total Gastroenterology	376.6	140.8	235.8	167.5%
Women’s Health
Lo Loestrin® Fe	83.3	62.4	20.9	33.5%
Minastrin® 24 Fe	65.4	47.9	17.5	36.5%
Estrace® Cream	71.9	53.3	18.6	34.9%
Other Women’s Health	46.9	49.0	(2.1)	(4.3)%

Total Women’s Health	267.5	212.6	54.9	25.8%
Cardiovascular, Respiratory & Acute Care
Bystolic®	164.1	—	164.1	100.0%
Daliresp ® (1)	23.6	—	23.6	100.0%
Tudorza ® (1)	28.2	—	28.2	100.0%

Total Cardiovascular, Respiratory & Acute Care	215.9	—	215.9	100.0%
Urology	68.3	72.1	(3.8)	(5.3)%
Infectious Disease	37.8	—	37.8	100.0%
Dermatology/Established Brands	228.3	168.5	59.8	35.5%

Total North American Brands	$1,736.0	$594.0	$1,142.0	192.3%

(1)	Products were divested March 2, 2015 as part of the Respiratory Sale.

North American Brands revenues are classified based on the current mix of promoted products within the respective categories. Movement of products between categories may occur from time to time based on changes in promotional activities.

Net revenues in our North American Brands segment include product sales and other revenue derived from branded products. Our North American Brands segment product line includes a variety of products and dosage forms. In July 2014, as a result of the Forest Acquisition, the Company also began recognizing revenues on key North American brands, including, but not limited to, Bystolic ®, Canasa®, Carafate®, Daliresp ®, Fetzima ®, Linzess ®, Namenda ® IR, Namenda XR ®, Saphris®, Teflaro ® and Viibryd ®.

The increase in the North American Brands net revenues is primarily due to the Forest Acquisition, which contributed three months of sales in 2015 compared to no sales in the prior period.

Cost of Sales

Cost of sales includes production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

The increase in cost of sales was due to higher product sales driving the corresponding cost of sales, primarily as a result of the Forest Acquisition, including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $122.5 million and the write-off of inventory relating to respiratory products (including the fair value step-up) of $35.3 million. The quarter ended March 31, 2014 included the cost of sales as a result of selling through a portion of the inventory associated with the fair value step-up of the October 1, 2013 Warner Chilcott inventory acquired of $112.7 million.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs.

The increase in selling and marketing expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Forest for ongoing operating expenses of $267.5 million, as well as acquisition related expenses, which includes stock-based compensation charges (including the fair value adjustment of the awards as part of acquisition accounting) of $19.6 million, and severance related charges of $16.8 million.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature.

The increase in general and administrative expenses was due in part to increased operating costs related to the expansion of the Company’s size, including costs incurred by Forest for ongoing operating expenses of $56.5 million, as well as acquisition related expenses, which includes stock-based compensation charges (including the fair value adjustment of the awards as part of acquisition accounting) of $21.1 million, and severance and integration related charges. Also impacting the three months ended March 31, 2015, are costs incurred in connection with the Allergan Acquisition including acquisition related costs of $65.5 million and severance and severance related costs of $21.0 million.

North American Generics and International Segment

The following table presents net contribution for the North American Generics and International segment for the three months ended March 31, 2015 and 2014 ($ in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Dollars	%
Product sales	$1,756.4	$1,634.7	$121.7	7.4%
Other revenue	21.8	36.2	(14.4)	(39.8)%

Net revenues	1,778.2	1,670.9	107.3	6.4%
Operating expenses:
Cost of sales(1)	826.8	776.3	50.5	6.5%
Selling and marketing	174.5	170.0	4.5	2.6%
General and administrative	118.1	195.0	(76.9)	(39.4)%

Segment contribution	$658.8	$529.6	$129.2	24.4%

Segment margin	37.0%	31.7%		5.4%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles including product rights.

The following table presents the impact from the Forest Acquisition in the North American Generics and International segment for the three months ended March 31, 2015 as the acquisition had no impact on the results for the quarter ended March 31, 2014 (in millions):

Forest Acquisition
Net revenues	$51.0

Operating expenses:
Cost of sales(1)	31.2
Selling and marketing	9.2
General and administrative	1.8

Segment contribution	$8.8

(1)	Cost of sales excludes amortization and impairment of acquired intangibles including product rights.

Net Revenues

Net revenues in our North American Generics and International segment consisted of the following ($ in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Dollars	%
North American Generics	$1,220.2	$1,024.2	$196.0	19.1%
International	558.0	646.7	(88.7)	(13.7)%

Net revenues	$1,778.2	$1,670.9	$107.3	6.4%

The North American Generics and International segment includes certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products within North America. Also included in this segment are international revenues which include patent-protected and off-patent products that the Company sells and markets as brand pharmaceutical products, certain trademarked off-patent products that the Company sells and markets as off-patent pharmaceutical products that are therapeutically equivalent to proprietary products, over the counter products and revenues from our third party Medis business.

Our North American Generics and International segment product line includes a variety of products and dosage forms. Indications for this line include, but are not limited to, pregnancy prevention, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, semi-solids, liquids, gels, transdermals, injectables, inhalation and oral transmucosals. Our generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the branded product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a branded product, or if we are successful in developing a bioequivalent, non-infringing version of a branded product, opportunities exist to introduce off-patent or generic counterparts to the branded product. Additionally, we distribute Authorized Generics to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties and products we distribute for third parties.

Within North American Generics, revenue by product moves based on the timing of launches, including an exclusivity period in certain circumstances, and the amount of generic competition in the market. An increase in competition can decrease both volume and the price received for each product. The increase in North American Generics revenues was primarily the result of changes in product mix. Within our international revenues, the quarter ended March 31, 2014 included revenues from our Western European assets divested in the second quarter of 2014 of $112.1 million, versus the revenue impact of our continuing involvement of $31.5 million in the quarter ended March 31, 2015. The remaining decrease in international revenues is primarily due to the foreign exchange rate impact from the strengthening of the U.S. Dollar, offset, in part, by the impact of the Forest Acquisition.

Cost of Sales

Cost of sales includes production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges and excess capacity utilization charges, where applicable. Cost of sales does not include amortization or impairment costs for acquired product rights or other acquired intangibles.

The increase in cost of sales was due to higher North American Generics product sales driving the corresponding cost of sales. In addition, cost of sales was impacted by an increase relating to the Forest Acquisition ($31.2 million), including the impact of selling through a portion of the inventory associated with the fair value step-up of the July 1, 2014 Forest inventory acquired of $14.3 million and charges related to fair value adjustments for contingent consideration relating primarily to the approval of Liletta®, offset, in part, by a reduction in international cost of sales due to the period-over-period decline resulting from the divestiture of our then current Western European assets in the second quarter of 2014, as well as the foreign exchange movements. Also included in the quarter ended March 31, 2014 was the impact of selling through a portion of the inventory associated with the fair value step-up of the October 1, 2013 Warner Chilcott inventory acquired of $11.9 million.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional service costs, insurance, depreciation and travel costs. The increase in selling and marketing costs is due to the impact of the Forest Acquisition of $9.2 million, the increase in the size of the North American generics business and restructuring costs incurred in connection with the Allergan Acquisition of $12.2 million, offset, in part, by a decrease in spending in our divested Western European assets of $26.6 million.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, transaction costs, insurance, depreciation, litigation and settlement costs and professional services costs, which are general in nature. The decrease in general and administrative expenses is the result of foreign exchange rate movements, currency gains of $39.7 million on foreign denominated financing arrangements related to the integration of the Allergan transaction, the reduction in operating costs for the Western European business divested in the second quarter of 2014 and continued cost savings resulting from the restructuring of legacy Actavis and Warner Chilcott entities, offset, in part, by restructuring charges due to the Allergan Acquisition of $25.6 million, fees related to the issuance of international debt as a result of the Allergan Acquisition of $12.9 million, and the impact of foreign exchange on contingent consideration of $15.0 million.

Anda Distribution Segment

The following table presents net contribution for the Anda Distribution segment for the three months ended March 31, 2015 and 2014 ($ in millions):

	Three Months Ended
	March 31,		Change
	2015	2014	Dollars	%
Net revenues	$461.6	$390.2	$71.4	18.3%
Operating expenses:
Cost of sales(1)	404.0	331.2	72.8	22.0%
Selling and marketing	31.4	25.5	5.9	23.1%
General and administrative	9.1	9.3	(0.2)	(2.2)%

Segment contribution	$17.1	$24.2	$(7.1)	(29.3)%

Segment margin	3.7%	6.2%		(2.5)%

(1)	Cost of sales excludes amortization and impairment of acquired intangibles.

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through our national accounts relationships, an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by North American Brands and North American Generics and International segments.

The increase in net revenues was primarily due to an increase in U.S. base product sales due to volume and price increases ($60.3 million) and an increase in third-party launches ($11.1 million).

Cost of Sales

Cost of sales includes third-party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization or impairment costs for other acquired intangibles.

The increase in cost of sales within our Anda Distribution segment was due to higher product sales. Cost of sales as a percentage of revenue increased to 87.5% compared to 84.9% in the prior year period primarily due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Anda Distribution segment sales and marketing functions.

The increase in selling and marketing expenses relate to higher freight costs and higher personnel costs.

General and Administrative Expenses

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with product development. R&D expenses consisted of the following components in the three months ended March 31, 2015 and 2014 ($ in millions):

	Three Months Ended March 31,		Change
	2015	2014	Dollars	%
Ongoing operating expenses	$284.0	$174.6	$109.4	62.7%
Contingent consideration adjustments, net	0.5	(7.3)	7.8	(106.8)%
Operating results for assets held for sale	—	2.7	(2.7)	(100.0)%
Brand related milestone payments and upfront option payments	10.0	—	10.0	100.0%
Accelerated depreciation and product transfer costs	—	0.9	(0.9)	(100.0)%
Acquisiton accounting fair market value adjustment to stock-based compensation	66.3	—	66.3	100.0%
Acquisition, integration, and restructuring charges	70.2	0.6	69.6	n.m.

Total expenditures	$431.0	$171.5	$259.5	151.3%

The increase in ongoing operating expenses is primarily due to the impact of the Forest and Allergan acquisitions.

Amortization

	Three Months Ended March 31,		Change
($ in millions)	2015	2014	Dollars	%
Amortization	$925.4	$424.2	$501.2	118.2%
as % of net revenues	21.9%	16.0%

Amortization for the quarter ended March 31, 2015 increased as compared to the prior year period primarily as a result of increased amortization of identifiable assets acquired in the Forest Acquisition of $459.4 million and the Allergan acquisition of $142.4 million.

Asset sales and impairments, net

	Three Months Ended March 31,		Change
($ in millions)	2015	2014	Dollars	%
Asset sales and impairments, net	$57.8	$(0.4)	$58.2	n.m.

Asset sales and impairments, net for the three months ended March 31, 2015 primarily included the impairment of assets relating to our Australian portfolio of $44.5 million as well as impairments relating to assets held for sale.

Asset sales and impairments, net for the three months ended March 31, 2014 primarily included the reversal of impairment losses due to movements in working capital related to our Western European assets held for sale of $3.4 million and the gain on the sale of Columbia Laboratories, Inc. of $4.3 million, offset, in part, by the impairment on our Lincolnton assets held for sale of $5.7 million as well as the impairment of select intangible assets of $1.5 million.

Interest Income

	Three Months Ended March 31,		Change
($ in millions)	2015	2014	Dollars	%
Interest income	$1.8	$1.0	$0.8	80.0%

Interest income represents interest earned on cash and cash equivalents held during the respective periods.

Interest Expense

	Three Months Ended March 31,		Change
($ in millions)	2015	2014	Dollars	%
Interest expense—Floating Rate Notes	$1.3	$—	$1.3	100.0%
Interest expense—Fixed Rate Notes	139.5	57.6	81.9	142.2%
Interest expense—WC Term Loan	6.5	7.6	(1.1)	(14.5)%
Interest expense—ACT Term Loan	14.4	6.1	8.3	136.1%
Interest expense—AGN Term Loan	4.1	—	4.1	100.0%
Interest expense—Bridge Loan	2.0	—	2.0	100.0%
Interest expense—Revolving Credit Facility	1.7	0.7	1.0	142.9%
Interest expense—Other	2.4	0.8	1.6	200.0%

Interest expense	$171.9	$72.8	$99.1	136.1%

Interest expense increased for the three months ended March 31, 2015 over the prior year primarily due to interest from the indebtedness incurred as part of the Allergan Acquisition of $48.3 million and indebtedness incurred from the Forest Acquisition of $70.5 million.

Other (expense) income, net

	Three Months Ended March 31,		Change
($ in millions)	2015	2014	Dollars	%
Bridge loan commitment fee	$(263.0)	$(9.4)	(253.6)	n.m.
Gain on sale of investments	—	4.3	(4.3)	(100.0)%
Interest rate lock	31.0	—	31.0	100.0%
Other income	34.0	10.1	23.9	236.6%

Other (expense) income, net	$(198.0)	$5.0	$(203.0)

Bridge Loan Commitment Fee

During the three months ended March 31, 2015, in connection with the Allergan Acquisition, we incurred costs associated with bridge loan commitments of $263.0 million. In the three months ended March 31, 2014, in connection with the Forest Merger Agreement, we secured a bridge loan commitment of up to $7.0 billion and incurred associated commitment costs of $20.3 million. During the quarter ended March 31, 2014, we recorded an expense of $9.4 million, of which $7.5 million related to the termination of $2.0 billion of the bridge loan commitments.

Gain on Sale of Investment

During the quarter ended March 31, 2014, we sold our minority interest in Columbia Laboratories Inc. for $8.5 million. As a result, we recognized a gain on the sale of $4.3 million.

Interest rate lock

During the three months ended March 31, 2015, the Company entered into interest rate locks on a portion of the $21.0 billion of debt issued as part of the Allergan Acquisition. As a result of the interest rate locks, the Company recorded income of $31.0 million.

Other Income

In the three months ended March 31, 2015, we recorded a gain on the sale of the Respiratory Business of $33.5 million.

In the quarter ended March 31, 2014, we recorded income of $5.0 million, in connection with the agreement entered into on January 24, 2014 with Nitrogen DS Limited, one of the sellers associated with the Actavis group acquisition, in which we received payment from Nitrogen DS Limited in exchange for their right to transfer, sell, or assign or otherwise dispose of 50% of the locked up Actavis shares owned.

(Benefit) / Provision for Income Taxes

	Three Months Ended March 31,		Change
($ in millions)	2015	2014	Dollars	%
(Benefit) / Provision for income taxes	$(177.7)	$44.4	$(222.1)	(500.2)%
Effective tax rate	(25.8)%	31.5%

The Company’s effective tax rate for the three months ended March 31, 2015 was (25.8)% compared to 31.5% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. The effective tax rate for the quarter ended March 31, 2014 was impacted by income earned in low tax jurisdictions, losses in certain jurisdictions for which no tax benefit is provided and the amortization of intangibles and the step-up in inventory benefited at rates other than the Irish statutory rate. Additionally, the tax provision for the quarter ended March 31, 2014 included a benefit of $9.7 million related to certain changes to the Company’s uncertain tax positions.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2015 and December 31, 2014 is summarized as follows:

($ in millions):	March 31, 2015	December 31, 2014	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$2,114.9	$250.0	$1,864.9
Marketable securities	16.0	1.0	15.0
Accounts receivable, net	3,992.8	2,372.3	1,620.5
Inventories	3,125.1	2,075.5	1,049.6
Prepaid expenses and other current assets	1,024.1	733.4	290.7
Current assets held for sale	143.5	949.2	(805.7)
Deferred tax assets	600.8	500.3	100.5

Total current assets	11,017.2	6,881.7	4,135.5

Current liabilities:
Accounts payable and accrued expenses	$5,820.1	$4,170.6	$1,649.5
Income taxes payable	101.6	50.4	51.2
Current portion of long-term debt and capital leases	1,624.1	697.4	926.7
Deferred revenue	27.1	27.0	0.1
Current liabilities held for sale	17.4	25.9	(8.5)
Deferred tax liabilities	65.2	47.3	17.9

Total current liabilities	7,655.5	5,018.6	2,636.9

Working Capital	$3,361.7	$1,863.1	$1,498.6

Working Capital excluding assets held for sale, net	$3,235.6	$939.8	$2,295.8

Adjusted Current Ratio	1.42	1.19

Working capital excluding assets held for sale, net, increased $2,295.8 million to $3,235.6 million at March 31, 2015 compared to $939.8 million at December 31, 2014. Excluding cash, the increase was $430.9 million. This increase is due to working capital acquired as part of the Allergan Acquisition of $1,179.1 million excluding cash. In addition to the non-cash acquired working capital, the Company’s current portion of debt increased by $810.0 million due to the cash bridge facility repaid in April of 2015. Movements in cash were primarily due to cash earnings less the net cash acquired in the Allergan Acquisition.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Net cash provided by operating activities	$525.0	$439.6

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities increased $85.4 million in the quarter ended March 31, 2015 versus the prior year period, due primarily to an increase in net income, adjusted for non-cash activity of $385.0 million ($947.0 million and $562.0 million of adjusted cash net income in the quarters ended March 31, 2015 and 2014, respectively), offset, in part, by an increase in working capital, primarily accounts receivable due to updated payment terms in certain distribution channels.

Management expects that available cash balances and the remaining 2015 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2015 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Net cash (used in) investing activities	$(33,940.9)	$(24.1)

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property, plant and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Included in the quarter ended March 31, 2015 was cash used in connection with the Allergan Acquisition, net of cash acquired, of $34,646.2 million and capital expenditures for property, plant and equipment of $136.6 million, offset, in part by cash received from the sale of assets, primarily the respiratory business, of $790.5 million.

Included in the quarter ended March 31, 2014 was cash used in connection with capital expenditures for property, plant and equipment of $42.5 million, offset, in part by cash received from the sale of assets of $15.0 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Net cash provided by / (used in) financing activities	$35,285.6	$(368.0)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of ordinary shares and proceeds from the exercise of stock options. Cash provided by financing activities in the quarter ended March 31, 2015 included the issuance of indebtedness of $29,265.6 million, the issuance of ordinary shares of $4,071.1 million and the issuance of Mandatory Convertible Preferred Shares of $4,929.7 million in connection with the Allergan Acquisition, offset in part by payments of debt of $2,660.0 million and debt issuance costs of $310.8 million. Included in the three months ended March 31, 2014 were payments of outstanding indebtedness of $326.1 million including $265.0 million on the revolving credit facility, debt issuance costs of $20.3 million and the repurchase of ordinary shares to satisfy tax withholding obligations in connection with vested restricted stock issued to employees of $57.0 million, offset, in part, by the excess tax benefit relating to stock-based compensation of $36.8 million.

Debt and Borrowing Capacity

Total debt and capital leases consisted of the following (in millions):

	Balance As of		Fair Market Value As of
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Senior Notes:
Floating Rate Notes
$500.0 million floating rate notes due September 1, 2016	$500.0	$—	$501.0	$—
$500.0 million floating rate notes due March 12, 2018	500.0	—	503.9	—
$500.0 million floating rate notes due March 12, 2020	500.0	—	508.2	—

	1,500.0	—	1,513.1	—

Fixed Rate Notes
$800.0 million 5.750% notes due April 1, 2016	800.0	—	836.9	—
$500.0 million 1.300% notes due June 15, 2017	500.0	500.0	497.0	489.0
$1,000.0 million 1.850% notes due March 1, 2017	1,000.0	—	1,007.7	—
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0	1,201.0	1,187.3
$3,000.0 million 2.350% notes due March 12, 2018	3,000.0	—	3,039.9	—
$250.0 million 1.350%% notes due March 15, 2018	250.0	—	247.3	—
$1,050.0 million 4.375% notes due February 1, 2019	1,050.0	1,050.0	1,125.3	1,111.4
$500.0 million 2.450% notes due June 15, 2019	500.0	500.0	499.8	498.2
$400.0 million 6.125% notes due August 15, 2019	400.0	400.0	459.6	457.9
$3,500.0 million 3.000% notes due March 12, 2020	3,500.0	—	3,584.4	—
$650.0 million 3.375% notes due September 15, 2020	650.0	—	674.1	—
$750.0 million 4.875% notes due February 15, 2021	750.0	750.0	824.6	808.9
$1,200.0 million 5.000% notes due December 15, 2021	1,200.0	1,200.0	1,328.6	1,301.0
$3,000.0 million 3.450% notes due March 15, 2022	3,000.0	—	3,069.3	—
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0	1,704.6	1,647.5
$350.0 million 2.800% notes due March 15, 2023	350.0	—	332.2	—
$1,200.0 million 3.850% notes due June 15, 2024	1,200.0	1,200.0	1,238.9	1,215.5
$4,000.0 million 3.800% notes due March 15, 2025	4,000.0	—	4,122.0	—
$2,500.0 million 4.550% notes due March 15, 2035	2,500.0	—	2,613.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0	1,028.6	980.1
$1,500.0 million 4.850% notes due June 15, 2044	1,500.0	1,500.0	1,608.3	1,539.9
$2,500.0 million 4.750% notes due March 15, 2045	2,500.0	—	2,646.5	—

	32,550.0	11,000.0	33,689.6	11,236.7

Total Senior Notes Gross	34,050.0	11,000.0	35,202.7	11,236.7

Unamortized premium	286.6	239.9	—	—
Unamortized discount	(116.0)	(52.1)	—	—

Total Senior Notes Net	34,220.6	11,187.8	35,202.7	11,236.7

Term Loan Indebtedness:
WC Term Loan
WC Three Year Tranche variable rate debt maturing October 1, 2016	306.9	506.9
WC Five Year Trance variable rate debt maturing October 1, 2018**	622.1	744.7

	929.0	1,251.6

ACT Term Loan
2017 Term Loan variable rate debt maturing October 31, 2017**	903.4	932.6
2019 Term Loan variable rate debt maturing July 1, 2019**	1,850.0	1,900.0

	2,753.4	2,832.6

AGN Term Loan
AGN Three Year Tranche variable rate debt maturing March 17, 2018	2,750.0	—
AGN Five Year Tranche variable rate debt maturing March 17, 2020**	2,750.0	—

	5,500.0	—

Total Term Loan Indebtedness	9,182.4	4,084.2

Other Indebtedness
Bridge Loan Facility	810.0	—
Revolver borrowings	—	255.0
Other	98.4	—

Total Other Borrowings	908.4	255.0

Capital Leases	13.2	16.7

Total Indebtedness	$44,324.6	$15,543.7

**	The indebtedness requires a quarterly repayment of 2.5%.

Fair market value in the table above is determined in accordance with ASC Topic 820 “Fair Value Measurement” (“ASC 820”) under Level 2 based upon quoted prices for similar items in active markets. The book value of the outstanding term loan indebtedness approximates fair value as the debt is at variable interest rates and re-prices frequently.

Unless otherwise indicated, the remaining loan balances after the quarterly required payments are due upon maturity.

Floating Rate Notes

On March 4, 2015, Actavis Funding SCS, a limited partnership (société en commandite simple) organized under the laws of the Grand Duchy of Luxembourg and an indirect wholly-owned subsidiary of Actavis plc, issued floating rate notes due 2016 (the “2016 Floating Rate Notes”), floating rate notes due 2018 (the “2018 Floating Rate Notes”), floating rate notes due 2020 (the “2020 Floating Rate Notes”), 1.850% notes due 2017 (the “1.850% 2017 Notes”), 2.350% notes due 2018 (the “2.350% 2018 Notes”), 3.000% notes due 2020 (the “3.000% 2020 Notes”), 3.450% notes due 2022 (the “3.450% 2022 Notes”), 3.800% notes due 2025 (the “3.800% 2025 Notes”), 4.550% notes due 2035 (the “4.550% 2035 Notes”) and 4.750% notes due 2045 (the “4.750% 2045 Notes”). The notes will be fully and unconditionally guaranteed by Actavis Funding SCS’s indirect parents, Warner Chilcott Limited and Actavis Capital S.a.r.l. (“Actavis Capital”), and by Actavis, Inc., a subsidiary of Actavis Capital, on an unsecured and unsubordinated basis. Actavis plc has not guaranteed the notes.

The 2016 Floating Rate Notes, the 2018 Floating Rate Notes and the 2020 Floating Rate Notes will bear interest at a floating rate equal to three-month LIBOR plus 0.875%, 1.080% and 1.255% per annum, respectively. Interest on the 2016 Floating Rate Notes will be payable quarterly on March 1, June 1, September 1 and December 1 of each year, beginning on June 1, 2015. Interest on the 2018 Floating Rate Notes and the 2020 Floating Rate Notes will be payable quarterly on March 12, June 12, September 12 and December 12 of each year, beginning on June 12, 2015.

Fixed Rate Notes

The Company has issued fixed rate notes over multiple issuances for various business needs. Interest on the various notes is generally payable semi-annually with various payment dates.

The following represents the activity to the fixed rate notes during the three months ended March 31, 2015:

•	Actavis Funding SCS issued the 1.850% 2017 Notes, the 2.350% 2018 Notes, the 3.000% 2020 Notes, the 3.450% 2022 Notes, the 3.800% 2025 Notes, the 4.550% 2035 Notes and the 4.750% 2045 Notes; and

•	On May 7, 2015, Actavis Funding SCS and Wells Fargo entered into a second supplemental indenture amending the indenture dated as of March 12, 2015 between Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l., and Actavis, Inc., as guarantors (collectively, the “Guarantors”), and Wells Fargo as supplemented and amended by the first supplemental indenture dated as of March 12, 2015 between Actavis Funding SCS, the Guarantors and Wells Fargo (the “Indenture”). The second supplemental indenture amends certain inconsistencies in the terms of the notes offered under the Indenture.

•	On March 17, 2015 in connection with the Allergan Acquisition, the Company acquired, and subsequently guaranteed, along with Warner Chilcott Limited, the indebtedness of Allergan comprised of the $350.0 million 2.800% senior notes due 2023, the $650.0 million 3.375% senior notes due 2020, the $250.0 million 1.350% senior notes due 2018 and the $800.0 million 5.750% senior notes due 2016. Interest payments are due on the $350.0 million senior notes semi-annually on the principal amount of the notes at a rate of 2.80% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption, if the redemption occurs prior to December 15, 2022 (three months prior to the maturity of the 2023 senior notes). If the redemption occurs on or after December 15, 2022, then such redemption is not subject to the make-whole provision. Interest payments are due on the $650.0 million senior notes semi-annually on the principal amount of the notes at a rate of 3.375% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $250.0 million senior notes semi-annually on the principal amount of the notes at a rate of 1.350% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. Interest payments are due on the $800.0 million senior notes semi-annually on the principal amount of the notes at a rate of 5.750% per annum, and are redeemable at any time at the Company’s option, subject to a make-whole provision based on the present value of remaining interest payments at the time of the redemption. The fair value of the acquired senior notes was determined to be $2,087.5 million as of March 17, 2015. As such, as part of acquisition accounting, the company recorded a premium of $37.5 million to be amortized as contra interest over the life of the notes.

Term Loan Indebtedness

WC Term Loan

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a second amendment agreement (the “WC Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, Actavis WC 2 S.à r.l. (“Actavis WC 2”), Warner Chilcott Company, LLC (“WCCL”), Warner Chilcott Corporation (“WC Corporation” and together with Actavis WC 2 and WCCL, the “WC Borrowers”), Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party thereto. The WC Term Loan Amendment amends and restates Actavis plc’s existing amended and restated WC term loan credit and guaranty agreement, dated as of June 9, 2014 (such agreement, prior to its amendment and restatement pursuant to the WC Term Loan Amendment, the “2014 WC Term Loan”), among the WC Borrowers, Actavis plc, Warner Chilcott Limited, Warner Chilcott Finance, LLC, the lenders from time to time party thereto and BofA, as administrative agent, which amended and restated Actavis plc’s existing WC term loan credit and guaranty agreement, dated as of August 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the 2014 WC Term Loan Amendment, the “Existing WC Term Loan”) among the WC Borrowers, Warner Chilcott Finance, LLC, Actavis Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Pursuant to the Existing WC Term Loan, on October 1, 2013 (the “WC Closing Date”), the lenders party thereto provided term loans in a total aggregate principal amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “WC Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “WC Five Year Tranche”). The proceeds of borrowings under the Existing WC Term Loan Agreement, together with $41.0 million of cash on hand, were used to finance the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Warner Chilcott Holdings Company III, Limited, BofA, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the WC Term Loan Agreement bear interest at the applicable borrower’s choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the WC Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the WC Five Year Tranche, depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Actavis plc (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the WC Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the WC Five Year Tranche, depending on the Debt Rating.

The Company is subject to, and, at March 31, 2015, was in compliance with, all financial and operational covenants under the terms of the WC Term Loan.

ACT Term Loan

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a third amendment agreement (the “ACT Term Loan Amendment”) among Actavis plc, Warner Chilcott Limited, Actavis Capital, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders party thereto. The ACT Term Loan Amendment amends and restates Actavis plc’s existing second amended and restated Actavis term loan credit and guaranty agreement, dated as of March 31, 2014 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “2014 ACT Term Loan Agreement” and together with the Existing ACT Term Loan Agreement (defined below), the “ACT Term Loan”) among Actavis Capital, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, BofA, as administrative agent, and the lenders from time to time party thereto, which amended and restated Actavis plc’s existing amended and restated Actavis term loan credit and guaranty agreement, dated as of October 1, 2013 (such agreement, prior to its amendment and restatement pursuant to the ACT Term Loan Amendment, the “Existing ACT Term Loan Agreement”) among Actavis Capital, Actavis plc, Actavis, Inc., BofA, as administrative agent, and the lenders from time to time party thereto.

The Existing ACT Term Loan Agreement amended and restated Actavis, Inc.’s $1,800.0 million senior unsecured term loan credit facility, dated as of June 22, 2012. At the closing of the Existing ACT Term Loan Agreement, an aggregate principal amount of $1,572.5 million was outstanding (the “2017 Term Loan”). The 2017 Term Loan matures on October 31, 2017.

On March 31, 2014, Actavis plc, Actavis Capital, Actavis, Inc., BofA, as Administrative Agent, and a syndicate of banks participating as lenders entered into the 2014 ACT Term Loan Agreement to amend and restate the Existing ACT Term Loan Agreement. On July 1, 2014, in connection with the Forest Acquisition, the Company borrowed $2.0 billion of term loan indebtedness under tranche A-2 of the 2014 ACT Term Loan Agreement, which is due July 1, 2019 (the “2019 Term Loan”).

The ACT Term Loan provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum with respect to the 2017 term-loan and (y) 0.125% per annum to 0.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum with respect to the 2017 term-loan and (y) 1.125% per annum to 1.875% per annum with respect to the 2019 term-loan, depending on the Debt Rating.

The Company is subject to, and at March 31, 2015 was in compliance with, all financial and operational covenants under the terms of the ACT Term Loan.

AGN Term Loan

On December 17, 2014, Actavis and certain of its subsidiaries entered into a senior unsecured term loan credit agreement (the “AGN Term Loan”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Term Lenders”), JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent and the other financial institutions party thereto. Under the AGN Term Loan, the Term Lenders provided (i) a $2.75 billion tranche maturing on March 17, 2018 (the “AGN Three Year Tranche”) and (ii) a $2.75 billion tranche and maturing on March 17, 2020 (the “AGN Five Year Tranche”). The proceeds of borrowings under the AGN Term Loan were to be used to finance, in part, the cash component of the Allergan Acquisition consideration and certain fees and expenses incurred in connection with the Allergan Acquisition.

Borrowings under the AGN Term Loan bear interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 1.00% per annum under the AGN Three Year Tranche and (y) 0.125% per annum to 1.250%% per annum under the AGN Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 2.00% per annum under the AGN Three Year Tranche and (y) 1.125% per annum to 2.250% per annum under the AGN Five Year Tranche, depending on the Debt Rating. The outstanding principal amount of loans under the AGN Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the maturity date. The outstanding principal amount of loans under the AGN Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to March 17, 2020, with the remaining balance payable on March 17, 2020.

The obligations of Actavis Capital under the Term Loan Credit Agreement are guaranteed by Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis plc (other than Actavis Capital or a direct subsidiary of Actavis plc) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

Bridge Loan Facility

On December 17, 2014, Actavis and certain of its subsidiaries entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Loan Facility”), among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Bridge Lenders”), JPMCB, as administrative agent and the other financial institutions party thereto. Under the Bridge Loan Facility, the Bridge Lenders committed to provide, subject to certain conditions, unsecured bridge financing, of which $2.8 billion was drawn to finance the Allergan Acquisition on March 17, 2015. As of March 31, 2015, $810.0 million of the Bridge Loan Facility was outstanding. The outstanding balance of the Bridge Loan Facility was repaid on April 9, 2015.

Borrowings under the Bridge Loan Facility bore interest at our choice of a per annum rate equal to either (a) a base rate plus an applicable margin per annum varying from 0.00% per annum to 2.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 3.50% per annum, depending on the Debt Rating and the number of days for which the loans remain outstanding from the date of funding thereunder.

Revolving Credit Facility

On December 17, 2014, Actavis plc and certain of its subsidiaries entered into a revolving credit loan and guaranty agreement (the “Revolver Agreement”) among Actavis Capital, as borrower, Actavis plc, Warner Chilcott Limited, Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto (the “Revolving Lenders”), JPMCB as administrative agent, J.P. Morgan Europe Limited, as London agent, and the other financial institutions party thereto. Under the Revolver Agreement, the Revolving Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.0 billion.

The Revolver Agreement provides that loans thereunder will bear interest, at our choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 2.00% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.075% to 0.250% per annum, depending on the Debt Rating, of the unused portion of the revolver. The Revolving Credit Agreement will mature on December 17, 2019.

The obligations under the Revolver Agreement are guaranteed by Actavis plc, Warner Chilcott Limited, Actavis, Inc. and Actavis Funding SCS and will be guaranteed by any subsidiary of Actavis (other than Actavis Capital) that becomes a guarantor of third party indebtedness in an aggregate principal amount exceeding $350.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

The Company is subject to, and as of March 31, 2015 was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At March 31, 2015, there was no outstanding borrowings under the Revolving Credit Facility and letters of credit outstanding were $29.2 million. The net availability under the Revolving Credit Facility was $970.8 million.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk) and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and government agency obligations with ratings of A or better and money market funds. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company’s investment against minimal interest rate risk. Consequently, our interest rate and principal risk are minimal on our non-equity investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of March 31, 2015, our total investments in marketable and equity securities of other companies, including equity method investments were $258.8 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt. Our cash is invested in bank deposits and A-rated or better money market mutual funds.

Our portfolio of marketable securities includes U.S. treasury and agency securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Floating Rate Debt

At March 31, 2015, borrowings outstanding under the floating rate notes and term loan indebtedness were $10,682.4 million. Assuming a one percent increase in the applicable interest rate, annual interest expense would increase by approximately $106.8 million over the next twelve months.

Fixed Rate Debt

The Company has outstanding borrowings under its fixed rate notes. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Foreign Currency Exchange Risk

We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. The Company seeks to limit exposure to foreign exchange risk, including those involving intercompany trade receivables and payables by settling outstanding amounts through normal payment terms, or through foreign exchange forward contracts or options.

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the quarters ended March 31, 2015 or 2014, respectively.

Other

We do not believe that inflation has had a significant impact on our revenues or operations.

At this time, we have no material commodity price risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, the Company’s disclosure controls and procedures are effective. The Company implemented a new financial reporting consolidation system in the first quarter of 2015. The Company completed testing of this financial reporting system prior to its launch, continues to monitor impacted financial and business processes and believes that an effective control environment has been maintained post-implementation.

There have been no other changes in the Company’s internal control over financial reporting, during the fiscal quarter ended March 31, 2015, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Legal Matters” in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

Our future results of operations depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•	receiving requisite regulatory approvals for such products in a timely manner, or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

•	preclusion from commercialization by the proprietary rights of others;

•	developing products that are economical to manufacture and commercialize;

•	time consuming and costly nature of developing and commercializing new products;

•	costly legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	experiencing delays as a result of limited resources at the FDA or other regulatory agencies;

•	changing review and approval policies and standards at the FDA and other regulatory agencies; and

•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of a generic product by up to 30 months.

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with R&D of such products and the inherent unproven market acceptance of such products. Our operating results and financial condition may fluctuate as the amount we spend to research and develop, promote, acquire or license new products, technologies and businesses changes. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. Additionally, with respect to generic products for which we are the first applicant to request approval on the basis that an innovator patent is invalid or not infringed (a Paragraph IV filing), our ability to obtain 180 days of generic market exclusivity may be contingent on our ability to obtain FDA approval or tentative approval within 30 months of the FDA’s acceptance of our application for filing. We therefore risk forfeiting such market exclusivity if we are unable to obtain such approval or tentative approval on a timely basis. If any of our products or the products of our third-party partners are not approved timely or, when acquired or developed and approved, cannot be successfully manufactured or commercialized in a timely manner, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. Refer to “Our branded pharmaceutical expenditures may not result in commercially successful products.”

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. In particular, as a pharmaceutical company that manufactures and sells both branded and generic products, the development and launch of new competitive products or generics by ourselves may result in fluctuations in our financial performance, particularly as we work to balance our product offerings in light of our recent and future growth via acquisitions. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial conditions.

If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.

We will need to successfully integrate the operations of recently acquired businesses, including Allergan, Forest and Furiex, with our business operations. As a result of these recent and any other future or pending acquisitions, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we offer. Integrating the operations of multiple new businesses with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources to integrate the business practice and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. Prior to each acquisition, the acquired business operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	risks associated with the assumption of contingent or other liabilities of acquisition targets;

•	adverse effects on existing business relationships with suppliers or customers;

•	inheriting and uncovering previously unknown issues, problems and costs from the acquired company;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;

•	revenue recognition related to licensing agreements and/or strategic collaborations;

•	costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others); and

•	increased difficulties in managing our business due to the addition of international locations.

These risks may be heightened in cases where the majority of the former businesses’ operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. In addition, dispositions of certain key products, technologies and other rights may affect our business operations.

In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could cause a reduction to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of our ordinary shares.

The failure to integrate the business operations of the acquired business successfully would have a material adverse effect on our business, financial condition and results of operations.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

Our substantial indebtedness and other financial obligations could:

•	impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	impair our ability to access capital and credit markets on terms that are favorable to us;

•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

Additionally, certain of our financing agreements may contain cross-default or other similar provisions whereby a default under one financing agreement could result in a default under our other financing agreements.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees. Refer to “Liquidity and Capital Resources – Floating Rate Notes,” “Liquidity and Capital Resources – Fixed Rate Notes” and “Liquidity and Capital Resources – Term Loan Indebtedness” for a detailed discussion of our outstanding indebtedness.

Any acquisitions of businesses, technologies, or products or other significant transactions could adversely affect our relationships with employees, vendors or key customers.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. Refer to “If we do not successfully integrate newly acquired businesses into our business operations our business could be adversely affected.” In connection with acquisitions, we could experience disruption in our business, technology and information systems, financial systems, vendors customer or employee base, including diversion of management’s attention from our continuing operations, among others. Refer to “Certain aspects of our operations are highly dependent on third party service providers.” There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

We are subject to U.S. federal and state healthcare fraud and abuse and health information privacy and security laws, and the failure to comply with such laws may adversely affect our business.

In the United States, many of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs, and as a result, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent; (iii) the U.S. Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which among other things created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under a federal healthcare program to report annually information related to “payments or other transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by certain healthcare professionals and their immediate family members; and (v) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Actavis, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that Actavis could incur judgments or enter into settlements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

For example, in December 2009, we learned that numerous pharmaceutical companies, including certain of our subsidiaries, were named as defendants in a federal qui tam action pending in the United States District Court for the District of Massachusetts alleging that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. A similar action was filed by the State of Louisiana in August 2013 and additional lawsuits are possible. Any adverse outcome in these actions, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. Some of the statutes and regulations that govern our activities, such as federal and state anti-kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn. While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies. In particular, the FDA, the U.S. Department of Justice and other agencies have increased their enforcement activities with respect to the sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices. A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacture and/or distribution, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions.

Beginning in February 2012, Warner Chilcott, along with several then current and former employees in its sales organization and certain third parties, received subpoenas from the United States Attorney for the District of Massachusetts. The subpoena Warner Chilcott received sought information and documentation relating to a wide range of matters, including sales and marketing activities, payments to people who are in a position to recommend drugs, medical education, consultancies, prior authorization processes, clinical trials, off-label promotion and employee training (including with respect to laws and regulations concerning off-label information and physician remuneration), in each case relating to a number of our current products. Warner Chilcott is currently defending qui tam litigations based on allegations relating to its sales practices. In addition, Forest is also currently responding to subpoenas seeking information relating to its sales and marketing activities, including payments to people who are in a position to recommend drugs and off-label promotion and the Company is defending litigations based on similar allegations. Refer to Legal Matters in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” for more information. We cannot predict or determine the impact of this inquiry on our future financial condition or results of operations. The U.S. Attorney’s investigations and any other threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could be used productively on other aspects of our business.

Furthermore, in connection with a settlement of certain claims brought by the U.S. government, Forest operated under a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of Health and Human Services that requires us to maintain Forest’s compliance program and to undertake a set of defined corporate integrity obligations until September 2015. The CIA also provides for an independent third-party review organization to assess and report on our compliance program. While we expect to fully and timely comply with all of our assumed obligations under the CIA, the failure to do so could result in substantial penalties and being excluded from government healthcare programs.

Any of these types of investigations or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.

If generic products that compete with any of our branded pharmaceutical products are approved and sold, sales of our products will be adversely affected.

As a result of our acquisitions of Forest, Warner Chilcott and Allergan, specialty branded products now comprise a larger percentage of our total revenues. Generic equivalents for branded pharmaceutical products are typically sold at lower costs than the branded products. After the introduction of a competing generic product, a significant percentage of the prescriptions previously written for the branded product are often written for the generic version. In addition, legislation enacted in most U.S. states and Canadian provinces allows or, in some instances mandates, that a pharmacist dispense an available generic equivalent when filling a prescription for a branded product, in the absence of specific instructions from the prescribing physician. Pursuant to the provisions of the Hatch-Waxman Act, manufacturers of branded products often bring lawsuits to enforce their patent rights against generic products released prior to the expiration of branded products’ patents, but it is possible for generic manufacturers to offer generic products while such litigation is pending. Refer to “If we are unable to adequately protect our technology or enforce our patents, our business could suffer.” As a result, branded products typically experience a significant loss in revenues following the introduction of a competing generic product, even if subject to an existing patent. Our branded pharmaceutical products are or may become subject to competition from generic equivalents because there is no proprietary protection for some of the branded pharmaceutical products we sell, because our patent protection expires or because our patent protection is not sufficiently broad or enforceable. In addition, we may not be successful in our efforts to extend the proprietary protection afforded our branded products through the development and commercialization of proprietary product improvements and new and enhanced dosage forms.

Our Actonel® products no longer have patent protection in Canada or the Western European countries in which we sell these products, and Asacol® is not protected by a patent in the United Kingdom. Our Actonel® once-a-month product lost U.S. patent protection in June 2014 (including a 6-month pediatric extension of regulatory exclusivity) and generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into. In addition, other products such as Estrace® Cream, Asacol® 400 mg, Femhrt® and Carafate® are not protected by patents in the United States where we sell these products. Generic equivalents are currently available in Canada and Western Europe for Actonel® and in the United States for certain versions of our Femhrt® products, Femcon® Fe and certain other less significant products.

During the next few years, additional products of ours including some of our large revenue drivers, like Bystolic®, Linzess® and Viibryd®, will lose patent protection or likely become subject to generic competition. Generic versions of our Asacol® HD 800 mg product may enter the market as early as November 2015 pursuant to an agreement previously entered into and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.” Competition from generic equivalents could result in a material impairment of our intangible assets or the acceleration of amortization on our non-impaired intangible assets and may have a material adverse impact on our revenues, financial condition, results of operations and cash flows.

Our branded pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing branded pharmaceutical products is generally more costly than generic products. In the future, and particularly following the acquisitions of Warner Chilcott, Forest and Allergan, we anticipate continuing and increasing our product development expenditures for our North American Brands business segment, including products acquired in acquisitions. In order to grow and achieve success in our business, we must continually identify, develop, acquire and license new products that we can ultimately market. There are many difficulties and uncertainties inherent in pharmaceutical research and development, and there is a high rate of failure inherent in new drug discovery and development. Failure can occur at any point in the process, including late in the process after substantial investment. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Products that do reach the market may ultimately be subject to recalls or other suspensions in sales. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Because there is a high rate of failure inherent in the research and development process of new products, there is a significant risk that funds invested by the Company in research and development will not generate financial returns. The Company cannot be certain when or whether any of its products currently under development will be approved or launched or whether, once launched, such products will be commercially successful.

We may be required to spend several years and incur substantial expense in completing certain clinical trials. The length of time, number of trial sites and patients required for clinical trials vary substantially, and we may have difficulty finding a sufficient number of sites and subjects to participate in our trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and delays in product candidates reaching the market. We rely on independent third-party clinical investigators to recruit subjects and conduct clinical trials in accordance with applicable study protocols and laws and regulations. If regulatory authorities determine that we have not complied with regulations in the R&D of a product candidate, they may refuse to accept trial data from the site, not approve the product candidate, and we would not be able to market and sell it. If we are not able to market and sell our products or product candidates after significant expenditures to develop and test them, our business and results of operations could be materially and adversely affected.

We currently have products in various stages of development. We also have new hormonal contraceptive therapy products in various stages of development from preclinical development to Phase 3 development, as well as osteoporosis products in preclinical and clinical development and dermatology and infectious disease products in various stages of clinical development, among others. Such clinical trials are costly and may not result in successful outcomes. The results of preclinical studies and early clinical studies may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. There is a high rate of failure for products proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. Clinical studies may not proceed as planned or be completed on schedule, if at all. The rate of completion of clinical trials is significantly dependent upon a number of factors, including the rate of patient enrollment. We may not be able to attract a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and our data may not provide adequate efficacy and safety information to obtain regulatory approval of our candidates. We cannot be sure that our business expenditures, including but not limited to our expenditures related to our Esmya™ product, products acquired in the Warner Chilcott Acquisition, the Forest Acquisition, and the Allergan Acquisition or products of our third-party partners, among others, will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Our investments in biosimilar products may not result in products that are approved by the FDA or other ex- U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

In 2011, we entered into a collaboration agreement with Amgen Inc. to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux® (the “Amgen Collaboration Agreement”). Under the agreement, we will be required to invest up to $246.7 million (as of March 31, 2015) in furtherance of the development and regulatory approval of such products, and such amount is subject to change or adjustment as specified in the agreement. Although Amgen, our development partner, has substantial expertise and experience in the development of biological products, significant uncertainty remains concerning the regulatory pathway in the United States and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Services Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, there have been no biosimilar products approved under the 251(k) pathway to date. Further, many other markets outside of the U.S. do not yet have a legislative or regulatory pathway for the approval of biosimilar products. The BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the data of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. Additionally, biosimilar products will likely be subject to extensive patent clearances and/or patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. Further, our collaboration with Amgen may not result in products that meet the requirements established by the FDA or other ex-U.S. regulatory authorities. If our collaboration does result in biosimilar products that obtain FDA or other ex-U.S. regulatory authority approval, such product(s) may not be commercially successful and/or may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to patients, physicians and payors that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies. If our collaboration with Amgen does not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, our results of operations, financial condition and cash flows could be materially adversely affected.

We expect to face increasing competition from biosimilar products in the future, particularly if foreign governments adopt more permissive approval frameworks and competitors begin to obtain broader marketing approval for biosimilar products. A growing number of companies have announced their intentions to develop biosimilar versions of existing biotechnology products. We are unable to predict the precise impact of the pending introduction of biosimilar products on our products, and additional competition could have a material adverse effect on our business and results of operations.

If we are unsuccessful in our joint ventures and other collaborations, our operating results could suffer.

We have made substantial investments in joint ventures and other collaborations, including our collaboration agreements with Amgen and Sanofi, and may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable. Joint venture agreements may place limitations or restrictions on marketing our products. Any such marketing restrictions could affect future revenues and have a material adverse effect on our operations. Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized and we cannot guarantee the successful outcome of such efforts, nor that they will result in any intellectual property rights or products that inure to our benefit.

If we are unable to adequately protect our technology or enforce our patents, our business could suffer.

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively utilize our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished. Patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product. For example, patents covering our Androderm®, Asacol® 400 mg product, Actonel® once-a-week product, INFed® products and our Carafate® product have expired and we have no further patent protection on these products. During the next five years, additional products acquired pursuant to the Warner Chilcott Acquisition and the Forest Acquisition will lose patent protection or likely become subject to generic competition, including Bystolic®, Linzess® and Viibryd®. Therefore, it is possible that a competitor may launch a generic version of any of these products at any time, which would result in a significant decline in that product’s revenue and profit.

Generic versions of our Loestrin® 24 Fe product entered the market in January 2014 pursuant to settlement agreements previously entered into; generic versions of our Asacol® HD 800 mg product may enter the market as early as November 2015 pursuant to an agreement previously entered into; our immediate release Namenda product will lose U.S. patent protection in 2015; and generic versions of our Enablex® product may enter the market as early as March 2016 pursuant to settlement agreements previously entered into. Some of our products may also become subject to generic competition prior to the expiration of patent protection in the event a generic competitor elects to launch its generic equivalent product “at-risk.”

Generic competitors to our branded products may also challenge the validity or enforceability of the patents protecting our products or otherwise seek to circumvent them. For example, Warner Chilcott received a challenge relating to its Atelvia® (risedronate) 35 mg tablets product. In October 2011 and March 2012, Warner Chilcott received separate Paragraph IV certification notice letters from Watson

Laboratories, Inc. – Florida (“Watson”), Teva Pharmaceutical Industries, Ltd. (“Teva”) and Ranbaxy Laboratories Ltd. (“Ranbaxy”) indicating that each had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia® 35 mg tablets. Warner Chilcott brought actions against each of Watson, Teva and Ranbaxy, charging each with infringement. In October 2013, Watson divested its ANDA to Amneal Pharmaceuticals (“Amneal”). In September 2013, Warner Chilcott received a Paragraph IV certification notice letter from Impax Laboratories, Inc. (“Impax”) indicating that it had submitted to the FDA an ANDA seeking approval to manufacture and sell a generic version of Atelvia®. Warner Chilcott filed a lawsuit against Impax in October 2013, asserting infringement. The Company has settled with Ranbaxy, Amneal and Impax; however, trial against Teva began on July 14, 2014 and ended on July 18, 2014. Similarly, Forest also recently brought actions against certain manufacturers of generic drugs for infringement of several patents covering our Savella®, Namenda® XR and Canasa® products. We believe that ANDAs were filed before the patents covering Canasa® were listed in the Orange Book, which generally means that ANDAs are not subject to the 30-month stay of the approval under the Hatch-Waxman Act. While we intend to vigorously defend these and other patents and pursue our legal rights, we can offer no assurance as to when the pending or any future litigation will be decided, whether such lawsuits will be successful or that a generic equivalent of one or more of our products will not be approved and enter the market. In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the patent and trademark office. In 2011, Congress amended the patent laws and created a new way to challenge the validity of patents: the inter partes review. IPR proceedings take place in the Patent Office and have both advantages and disadvantages when compared to district court proceedings. Although IPR proceedings are limited to certain types of invalidity challenges, the Patent Office applies different standards that make it easier for challengers to invalidate patents. Moreover, IPR proceedings generally take no more than 18 months, which means it is much faster than challenging a patent’s validity in a district court proceeding. In addition, an IPR challenge can be mounted even after a patent has been upheld in court. For example, the Company has recently received an IPR challenge to the patent covering its Lo Loestrin® Fe product notwithstanding that the patent’s validity was upheld by the Federal Circuit Court of Appeals. Refer to Legal Matters in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”.

In addition to patent protection, our business relies on our protection of other intellectual property rights, trade secrets, and other proprietary technologies. We rely on trademark, copyright, and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. The protection of our proprietary technology may require the expenditure of significant financial and managerial resources. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights, and we may not be able to prevent third parties from misappropriating or infringing upon our proprietary rights.

We rely on certain information, processes, and know-how that are not protected by patents or other intellectual property rights. We seek to protect this information through trade secret or confidentiality agreements, as well as through other measures. These measures may not provide adequate protection for our unpatented technology.

If we are unable to adequately protect our technology, trade secrets or propriety know-how, or enforce our intellectual property rights, our results of operations, financial condition and cash flows could suffer.

Our branded pharmaceutical products will face increased competition with generic products, including our own.

As a result of our recent acquisitions, we have expanded our branded pharmaceutical products, and we face increased competition from generic pharmaceutical manufacturers, including in some circumstances us. Because the regulatory approval process in the United States and European Union exempts generic products from costly and time-consuming clinical trials to demonstrate their safety and efficacy and rely instead on the safety and efficacy of prior products, manufacturers of generic products can invest far less in research and development. As a result, our branded products will face intense price competition from generic forms of the product once market exclusivity has expired. Upon the expiration of market exclusivity, we may lose the majority of our revenues of that product in a very short period of time.

In addition, our branded products may conflict with our existing generic products. Because the revenues from branded products and generic products are derived using contradictory strategies, investments made in one sector may conflict with the other. For example, we now own Loestrin® / Loestrin® Fe as both a branded product and a generic product, which may directly or indirectly compete as sales of one product will inherently reduce sales of the other and decrease overall revenues. We may face the same pressures for multiple products. The expansion of our branded pharmaceutical products may result in increased competition from generic manufacturers and our own generics business.

If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, our sales of generic products may suffer.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	making changes to the formulation of the brand product and arguing that potential generic competitors must demonstrate bioequivalency or comparable abuse-resistance to the reformulated brand product;

•	pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process (e.g., under 21 C.F.R. s. 10.30) to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled;

•	using the legislative and regulatory process to set definitions of abuse deterrent formulations to protect brand company patents and profits;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;

•	entering into agreements with pharmacy benefit management companies which have the effect of blocking the dispensing of generic products; and

•	seeking patents on methods of manufacturing certain API.

If pharmaceutical companies or other third parties are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. If we experience a material decline in generic product sales, our results of operations, financial condition and cash flows will suffer.

If competitors are successful in limiting competition for certain generic products through their legislative, regulatory and litigation efforts, our sales of certain generic products may suffer.

Certain of our competitors have challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s new drug application “NDA” a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. For example, legislation has been introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. If distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, because we license significant intellectual property with respect to certain of our products, including Namenda XR®, Linzess® and Viibryd®, any loss or suspension of our rights to licensed intellectual property could materially adversely affect our business, financial condition, cash flows and results of operations.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity, enforceability and infringement of patents or proprietary rights of third parties. We may have to defend ourselves against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly, unpredictable, time-consuming, often involves complex legal, scientific and factual questions, and could divert the attention of our management and technical personnel. In addition, if it is determined that we infringe the rights of others, we could lose our right to develop, manufacture or market products, product launches could be delayed or we could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are currently engaged in litigation with Endo Pharmaceuticals Inc. concerning whether our generic version of the original (now discontinued) formulation of Opana ER infringes U.S. Patent Nos. 8,309,122 and 8,329,216, and we continue to market our generic product. We are also engaged in litigation with Teva Pharmaceuticals USA, Inc. and Mayne Pharma International Pty Ltd. (“Mayne”) concerning whether our manufacture and sale of Namenda XR, which we acquired in the Forest Acquisition, infringes U.S. Patent No. 6,194,000.

Further, in August 2012, Bayer Pharma AG (together with its affiliates, “Bayer”) filed a complaint against Warner Chilcott alleging that its manufacture, use, offer for sale, and/or sale of Lo Loestrin® Fe infringes Bayer’s U.S. Patent No. 5,980,940. In the complaint, Bayer seeks injunctive relief and unspecified monetary damages for the alleged infringement. In December 2012, Bayer amended the complaint to add a claim seeking to invalidate the Company’s U.S. Patent No. 7,704,984, which covers the Lo Loestrin® Fe product. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Refer to Legal Matters in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”.

Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could result in substantial monetary damage awards and could prevent us from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain aspects of our operations are highly dependent upon third-party service providers.

We rely on suppliers, vendors and other third-party service providers to research, develop, manufacture, commercialize, promote and sell our products. Reliance on third-party manufacturers reduces our oversight and control of the manufacturing process. Some of these third-party providers are subject to legal and regulatory requirements, privacy and security risks, and market risks of their own. The failure of a critical third-party service provider to meet its obligations could have a material adverse impact on our operations and results. If any third-party service providers have violated or are alleged to have violated any laws or regulations during the performance of their obligations to us, it is possible that we could suffer financial and reputation harm or other negative outcomes, including possible legal consequences.

In particular, product deliveries within our Anda Distribution business are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service. Our Anda Distribution business ships a substantial portion of products via one courier’s air and ground delivery service. If the courier terminates our contract or if we cannot renew the contract on favorable terms or enter into a contract with an equally reliable overnight courier to perform and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our Anda Distribution operations compete directly with significant customers of our generic and brand businesses.

In our Anda Distribution business, we compete with McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”) and Cardinal Health, Inc. (“Cardinal”). These companies are significant customers of our North American Brands and North American Generics businesses, including the acquired Forest products and collectively accounted for approximately 62% and 29% of our annual revenues in the years ended December 31, 2014 and 2013, respectively. Our activities related to our Anda Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues. Further, a loss of a significant customer of our North American Brands and North American Generics businesses could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically or may in the future account for a significant portion of our revenues, such as Namenda®, INFed®, metoprolol succinate extended release tablets, methylphenidate hydrochloride extended release tablets, and a significant number of our oral contraceptive and controlled substance products. In addition, certain manufacturing facilities in Ireland are the exclusive qualified manufacturing facilities for finished dosage forms of many of our products, including Namenda®, Bystolic® and Savella®. We expect to continue to rely on our third-party manufacturing partners, such as Ortho-McNeil- Janssen Pharmaceuticals, Inc. for methylphenidate ER, Contract Pharmaceuticals Limited Canada (“CPL”) for Estrace® Cream and Norwich Pharmaceuticals Inc. (“NPI”) for Actonel® and Atelvia®. GlaxoSmithKline plc (“GSK”) currently manufactures our Asacol® 400 mg product sold in the United Kingdom. CPL, which manufactures our Estrace® Cream product, recently closed its manufacturing facility in Buffalo, New York and transferred its operations at that location to its facilities in Mississauga, Canada. Such transfers are subject to regulatory approvals, and the failure to obtain such approvals in a timely manner may delay production at the new facility and result in an interruption in our product supply. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. The availability and prices of raw materials and supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, product contamination, among other factors. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA or other regulatory agency, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our manufacturing sites outside of the United States and our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA and foreign regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, political instability, strikes or other matters outside of our control. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.

Consistent with generic industry practice we have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we may give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we may reduce the price of our product. As a result, we may be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated price that the wholesaler’s customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payers, including Medicare, Medicaid, Health Maintenance Organization (“HMOs”) and Managed Care Organization (“MCOs”), have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”) or wholesale acquisition cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s has led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Similarly, Forest is a defendant in four pending state actions alleging that manufacturers’ reporting of AWP did not correspond to actual provider costs of prescription drugs. Additional actions are possible. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. For example, as of December 31, 2014, as a result of our acquisition of Forest we were subject to approximately 200 legal actions asserting product liability claims relating to the use of Celexa® or Lexapro. These cases include claims for wrongful death from suicide or injury from suicide attempts while using Celexa® or Lexapro as well as claims that Celexa® or Lexapro caused various birth defects. While we believe there is no merit to these cases, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of certain of these matters. We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA. In some, but not all cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy. Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question. If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We also rely on self-insurance to cover product liability claims, and these claims may exceed amounts we have reserved under our self-insurance program.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties. These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

The loss of our key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Brent Saunders, our Chief Executive Officer, or Paul Bisaro, our Executive Chairman, or other senior executive officers without having or hiring a suitable successor, could cause our business to suffer. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with many of our senior executive officers but such agreements do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all. We do not carry key-employee life insurance on any of our officers.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill. As of March 31, 2015, the carrying value of our product rights and other intangible assets was $74,201.1 million and the carrying value of our goodwill was $50,826.4 million.

Our product rights are stated at cost, less accumulated amortization. We determine original fair value and amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms. Significant adverse changes to any of these factors would require us to perform an impairment test on the affected asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset. For assets that are not impaired, the Company may adjust the remaining useful lives. Such a charge could have a material adverse effect on our results of operations and financial condition.

Our other significant intangible assets include acquired core technology and customer relationships, which are intangible assets with definite lives, our Anda trade name and acquired IPR&D intangible products, acquired in recent business acquisitions, which are intangible assets with indefinite lives.

Our acquired core technology and customer relationship intangible assets are stated at cost, less accumulated amortization. We determined the original fair value of our other intangible assets by performing a discounted cash flow analysis, which is based on our assessment of various factors. Such factors include existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval and launch dates, the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates. Our other intangible assets with definite lives are tested for impairment when there are significant changes to any of these factors. If evidence of impairment exists, we would be required to take an impairment charge with respect to the impaired asset. Such a charge could have a material adverse effect on our results of operations and financial condition.

Goodwill, our Anda trade name intangible asset and our IPR&D intangible assets are tested for impairment annually, or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. A goodwill, trade name or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition. For example, in 2013 the Company recognized a goodwill impairment charge of $647.5 million.

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity, convertible preferred equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lowering our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Our business could suffer as a result of manufacturing difficulties or delays.

The manufacture of certain of our products and product candidates, particularly our controlled-release products, transdermal products, injectable products, and our oral contraceptive products, is more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install. Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, contamination by microorganisms or viruses, labor disputes or shortages, contractual disputes with our suppliers and contract manufacturers, as well as construction delays or defects and other events, both within and outside of our control. Interruption of our efficient manufacture and supply of products may cause delays in shipments and supply constraints. Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

Our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build, validate and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer. If regulatory authorities determine that we or our third-party contract manufacturers or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party contract manufacturers or third-party service providers comply, or indefinitely. Because our third-party contract manufacturers and certain of our third-party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis or at all. If we or our third-party contract manufacturers or third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products.

Our business will continue to expose us to risks of environmental liabilities.

Our product and API development programs, manufacturing processes and distribution logistics involve the controlled use of hazardous materials, chemicals and toxic compounds in our owned and leased facilities. As a result, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous materials and the discharge of pollutants into the air and water. Our programs and processes expose us to risks that an accidental contamination could result in (i) our noncompliance with such environmental laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a material and adverse effect on our business, results of operations, financial condition, and cash flows. In addition, environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Any modification, revocation or non-renewal of our environmental permits could have a material adverse effect on our ongoing operations, business and financial condition. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

Global economic conditions could harm us.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during recent years. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues particularly in areas in which we operate, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have resulted in a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Global efforts towards health care cost containment continue to exert pressure on product pricing and market access. In many international markets, government-mandated pricing actions have reduced prices of generic and patented drugs.

Global economic conditions could adversely affect the ability of third-party distributors, partners, manufacturers and suppliers to obtain liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations.

In particular, some countries within emerging markets may be especially vulnerable to periods of global financial instability or may have very limited resources to spend on healthcare or may be or will be in the future subject to economic sanctions, and our business in these countries may be disproportionately affected by economic changes. In addition, many of these countries have currencies that fluctuate substantially and if such currencies devalue and the Company cannot offset the devaluations, the Company’s financial performance within such countries could be adversely affected.

Our foreign operations may become less attractive if political and diplomatic relations between the United States and any country where we conduct business operations deteriorates.

The relationship between the United States and the foreign countries where we conduct business operations may weaken over time. Changes in the state of the relations between any such country and the United States are difficult to predict and could adversely affect our future operations. This could lead to a decline in our profitability. Any meaningful deterioration of the political, economic and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations.

Our global operations, particularly following the Allergan Acquisition, the Actavis Group Acquisition, the Warner Chilcott Acquisition and the Forest Acquisition (including Furiex and Aptalis), expose us to risks and challenges associated with conducting business internationally.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, competition regulations, import and trade restrictions, economic sanctions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act 2010 and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws there is a risk that some provisions may be breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Further, certain of our employees, including employees located in certain jurisdictions in Canada, Europe and Asia, are represented by collective bargaining or other labor agreements or arrangements that provide bargaining or other rights to employees. Such employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or carrying out staff reductions. In addition, any national or other labor disputes in these regions could result in a work stoppage or strike by our employees that could delay or interrupt our ability to supply products and conduct operations. Due to the nature of these collective bargaining agreements, we will have no control over such work stoppages or strikes by such employees, and a strike may occur even if the employees do not have any grievances against us. Any interruption in manufacturing or operations could interfere with our business and could have a material adverse effect on our revenues.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability or sanctions in areas in which we operate;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	regulations related to customs and import/export matters (including sanctions);

•	tax issues, such as tax law changes and variations in tax laws;

•	challenges in collecting accounts receivable from customers in the jurisdictions in which we operate;

•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the jurisdictions in which we do or will operate;

•	operating under regulations in jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;

•	competition from local, regional and international competitors;

•	difficulties and costs of staffing and managing foreign operations, including cultural and language differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act;

•	difficulties protecting or procuring intellectual property rights; and

•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors could have a material adverse effect on our results of operations and financial condition.

We have exposure to tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes in various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to costs and other potential outcomes from tax audits. The Company believes that its accrual for tax contingencies is adequate for all open years based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to deduct interest on related party debt, if enacted, could have a significant adverse impact on our effective tax rate.

We would be adversely affected if, either based on current law or in the event of a change in law, the Internal Revenue Service did not agree that Actavis plc is a foreign corporation for U.S. federal tax purposes. In addition, future changes to international tax laws not specifically related to inversions could adversely affect us.

Actavis plc believes that, under current law, it is treated as a foreign corporation for U.S. federal tax purposes, because it is an Irish incorporated entity. However, the IRS may assert that Actavis plc should be treated as a U.S. corporation for U.S. federal tax purposes pursuant to Section 7874. Under Section 7874, a corporation created or organized outside the United States (i.e., a foreign corporation) will be treated as a U.S. corporation for U.S. federal tax purposes when (i) the foreign corporation directly or indirectly acquires substantially all of the assets held directly or indirectly by a U.S. corporation (including the indirect acquisition of assets of the U.S. corporation by acquiring all the outstanding shares of the U.S. corporation), (ii) the shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the U.S. acquired corporation (including the receipt of the foreign corporation’s shares in exchange for the U.S. corporation’s shares), and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of organization or incorporation relative to such expanded affiliated group’s worldwide activities. For purposes of Section 7874, multiple acquisitions of U.S. corporations by a foreign corporation, if treated as part of a plan or series of related transactions, may be treated as a single acquisition. If multiple acquisitions of U.S. corporations are treated as a single acquisition, all shareholders of the acquired U.S. corporations would be aggregated for purposes of the test set forth above concerning such shareholders holding at least 80% (by either vote or value) of the shares of the foreign acquiring corporation after the acquisitions by reason of holding shares in the acquired U.S. corporations.

Actavis believes that the test set forth above to treat Actavis as a foreign corporation was satisfied in connection with the acquisition of Actavis, Inc., a Nevada corporation, and Warner Chilcott plc, a company incorporated under the laws of Ireland (the “Warner Chilcott Transaction”) on October 1, 2013. However, the law and Treasury regulations promulgated under Section 7874 are relatively new and somewhat unclear, and thus it cannot be assured that the IRS will agree that the ownership requirements to treat Actavis as a foreign corporation were met. Moreover, even if such ownership requirements were met in the Warner Chilcott Transaction and the subsequent acquisition of all of the common stock of Forest Laboratories Inc., a company incorporated under the laws of the State of Delaware (the “Forest Transaction”), the IRS may assert that, even though the Merger is a separate transaction from the Warner Chilcott Transaction and the Forest Transaction, the Merger should be integrated with the Warner Chilcott Transaction and the Forest Transaction as a single transaction. In the event the IRS were to prevail with such assertion, Actavis would be treated as a U.S. corporation for U.S. federal tax purposes and significant adverse tax consequences would result for Actavis.

In addition, changes to the inversion rules in Section 7874 or the U.S. Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect Actavis plc’s status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to Actavis, Allergan, their respective stockholders, shareholders and affiliates, and/or the Allergan Acquisition. For example, in March 2014, the President of the United States proposed legislation that would amend the anti-inversion rules. In September 2014, the U.S. Treasury and the IRS issued additional guidance stating that they intend to issue regulations that will address certain inversion transactions.

Even if Actavis is respected as a foreign corporation for U.S. federal tax purposes, Actavis might be adversely impacted by recent proposals that have aimed to make other changes in the taxation of multinational corporations. For example, the Organisation for Economic Co-operation and Development has released proposals to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the United States, Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Actavis and its affiliates (including Allergan and its affiliates after the Allergan Acquisition).

Moreover, U.S. and foreign tax authorities may carefully scrutinize companies that result from cross-border business combination, such as Actavis plc, which may lead such authorities to assert that Actavis plc owes additional taxes.

Foreign currency fluctuations could adversely affect our business and financial results.

We do business and generate sales in numerous countries outside the United States. The Company has also entered and will continue to enter into acquisition, licensing, borrowing, hedging or other financial transactions that may give rise to currency and interest rate exposure. As such, foreign currency fluctuations may affect the costs that we incur in such international operations. Some of our operating expenses are incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar could increase our costs and could harm our results of operations and financial condition.

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with recent transactions, including the Allergan Acquisition, the Actavis Group Acquisition, the Warner Chilcott Acquisition and the Forest Acquisition.

We have incurred significant transaction costs related to the Allergan Acquisition, the Actavis Group Acquisition, the Warner Chilcott Acquisition and the Forest Acquisition and will continue to incur significant transaction costs related to past acquisitions. In addition, we will incur integration costs and restructuring costs as we integrate the businesses. While Actavis has assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Actavis’ control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration costs and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all. The failure to realize the expected benefits and efficiencies related to the integration of the businesses could adversely affect our financial condition and results of operations.

In addition, as a result of acquiring businesses, technologies or products, or entering into other significant transactions, we may experience significant charges to earnings for merger and related expenses. These costs may include substantial fees for investment bankers, attorneys, accountants, advisors, consultants and severance and other closure costs associated with regulator-mandated divestitures and the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

Substantial amounts of our information concerning our products, customers, employees and ongoing business are stored digitally and are subject to threats of theft, tampering, or other intrusion.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent upon information technology systems, infrastructure and data. This digital information includes, but is not limited to, confidential and proprietary information as well as personal information regarding our customers and employees. Data maintained in digital form is subject to the risk of intrusion, tampering, and theft. Cyber-attacks are increasing in frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, worms, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission and storage of digital information. However, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. Data privacy or security breaches by employees or others may pose a risk that data, including intellectual property or personal information, may be exposed to unauthorized individuals or to the public. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue our business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our business operations may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished, and we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

A failure of our internal control over financial reporting could materially impact our business or share price.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of the Actavis plc Ordinary Shares.

As of December 31, 2013, management concluded that there was a material weakness in internal controls over financial reporting as it did not design or maintain effective internal controls with respect to segregation of duties and related information technology general controls regarding user access and change management activities. Specifically, the controls were not designed to provide reasonable assurance that incompatible access within the system, including the ability to record transactions, was appropriately segregated, impacting the validity, accuracy and completeness of all key accounts and disclosures. The locations impacted were principally related to the international entities acquired as part of the Actavis Group in 2012. The Company has remediated the material weaknesses as of December 31, 2014.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Actavis, are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the Drug Enforcement Agency “DEA” and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, distribution and import/ export of our products. Foreign regulatory authorities impose similar requirements focused on drug safety and effectiveness. Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time-consuming and costly. In addition, changes in applicable federal, state and foreign laws and regulations or the implementation of new laws and regulations could affect our ability to obtain or maintain approval of our products and could have a material adverse effect on the Company’s business.

Once regulatory approval has been obtained, agencies continue to have substantial authority to require additional testing, perform inspections, change product labeling or mandate withdrawals of our products. Failure to comply with applicable regulatory requirements may subject us to administrative or judicially-imposed sanctions. These sanctions may include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and promotion. In addition, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation.

Under these statutes and regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and similar ex-U.S. authorities, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable requirements. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are also required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions, including withdrawal of product approvals. Safety problems can arise as our product candidates are evaluated in clinical trials or as our marketed products are used in clinical practice. We are required to communicate to regulatory agencies adverse events reported to us regarding our products.

Our manufacturing facility in Corona, California is currently subject to a consent decree of permanent injunction. We cannot assure that the FDA will determine we have adequately corrected deficiencies at our Corona manufacturing site, that subsequent FDA inspections at any of our manufacturing sites will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Actavis plc or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Actavis plc or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections and may be operating under consent decrees.

In order to market our products in the United States and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming, uncertain and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. There is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of obtaining such approvals, will adversely affect our product introduction plans or results of operations. Additionally, any regulatory approvals we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the product. We may only market or promote our products for their approved indications, and our labeling, promotional activities and advertising are subject to extensive regulation and oversight. We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write-off the related inventory.

Our Anda Distribution operations and our customers are subject to various regulatory requirements, including requirements of the DEA, FDA, state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. The DEA requires our Anda Distribution business to monitor customer orders of DEA Scheduled Drugs and to report suspicious orders to the DEA. Any determination by the DEA that we have failed to comply with applicable laws and regulations could result in DEA suspending, terminating or refusing to renew Anda Distribution’s license to distribute Scheduled Drugs. Additionally, although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved. Some of our products are prescribed off label and the FDA, the U.S. Department of Justice, the U.S. Attorney or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in off label marketing. In addition, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda Pharmaceuticals, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record”. In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record” it would need to maintain such records. The FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

In addition to government agencies that promulgate regulations and guidelines directly applicable to us, other professional societies, practice management groups, insurance carriers, physicians, private health or science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. For example, the treatment practices of physicians that currently prescribe our products may change. Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies, as well as reimbursement of our products by government and private payers. Any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could materially and adversely affect our product sales, business and operating results.

The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union.

As of July 2, 2013, all API’s imported into the EU must be certified as complying with the good manufacturing practice (“GMP”) standards established by the EU, as stipulated by the International Conference for Harmonization. These new regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, as of July 2, 2013, the national regulatory authorities of each exporting country must: (i) insure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and; (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. The imposition of this responsibility on the governments of the nations exporting API may cause a shortage of API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API may cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export. This could adversely affect the Company and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

As part of the Medicare Prescription Drug and Modernization Act of 2003 (the “MMA”) companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in the U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, on April 5, 2013, two putative class actions were filed against Actavis, Inc. and certain affiliates alleging that Watson Pharmaceuticals, Inc.’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin® 24 Fe (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin® 24”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that Watson and another generic manufacturer improperly delayed launching generic versions of Loestrin® 24 in exchange for substantial payments from Warner Chilcott, which at the time was an unrelated company, in violation of federal and state antitrust and consumer protection laws. Further, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Similar lawsuits have been filed against us challenging the lawfulness of our settlements related to generic versions of Actos®, Androgel®, Cipro®, and Lidoderm®. We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission. In the past, we have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the Federal Trade Commission and the European Competition Commission. In May 2014, Forest received a Civil Investigatory Demand from the FTC requesting information about Forest’s agreements with ANDA filers for Bystolic®. In February 2014, Forest received an Investigatory Subpoena from the New York Attorney General’s Office requesting information regarding, among other things, plans to discontinue the sale of Namenda tablets. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Refer to Legal Matters in “NOTE 19 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements”.

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

Demand for our products depends in part on the extent to which coverage and reimbursement is available from third-party payers, such as the Medicare and Medicaid programs and private payors. In order to commercialize our products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, recognition for coverage and reimbursement at varying levels for the cost of certain of our products and related treatments. Third-party payers increasingly challenge pricing of pharmaceutical products. Further, the trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for pharmaceutical products. Such cost containment measures and healthcare reform could reduce reimbursement of our pharmaceutical products, resulting in lower prices and a reduction in the product demand. This could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

There is uncertainty surrounding implementation of legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare. Depending on how existing provisions are implemented, the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program reimbursements may be reduced or not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of, those products. Ongoing uncertainty and challenges to the ACA, including but not limited to, modification in calculation of rebates, mandated financial or other contributions to close the Medicare Part D coverage gap “donut hole,” calculation of AMP, and other provisions could have a material adverse effect on our business. In addition, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take-back” initiatives, and therapeutic category generic substitution carve-out legislation may also have a negative impact on the Company. We maintain a full-time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and places a major emphasis in terms of management time and resources to ensure a fair and balanced legislative and regulatory arena.

There is additional uncertainty surrounding the insurance coverage mandate that goes into effect in the U.S. in 2015 and 2016. Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. These economic conditions may affect patients’ ability to afford health care as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies, or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, which could materially and adversely affect the sales of our products, our business and results of operations.

The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.

We face strong competition in all of our businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand and distribution product arenas. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete. In addition, competitive forces may result in changes to the mix of products that we sell during a given time period or lower demand for our products than expected.

Some of our competitors have technical, competitive or other advantages over us for the development of technologies and processes. We face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, gastrointestinal endoscopy accessories, contract sterilization, and other products and services entering the market. These advantages may make it difficult for us to compete with them to successfully discover, develop and market new products and for our current products to compete with new products that these competitors may bring to market. As a result, our products may compete against products that have lower prices, equivalent or superior performance, a better safety profile, are easier to administer, achieve earlier entry into the market or that are otherwise competitive with our products.

Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins. This is particularly true in the case of certain Asian and other overseas generic competitors, who may be able to produce products at costs lower than the costs of domestic manufacturers. If we experience substantial competition from Asian or other overseas generic competitors with lower production costs, our profit margins will suffer.

We also face strong competition in our Anda Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson, AmerisourceBergen and Cardinal, which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our North American Brands and North American Generics businesses. As generic products generally have higher gross margins for distributors, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As Anda does not offer a full line of brand products to our customers, we have been at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers in our brand and generic pharmaceutical operations are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including the Company.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

We might face additional regulation in the U.S. if our drug candidate eluxadoline, which we acquired in the Furiex acquisition, is classified as a controlled substance by the DEA; we may be required to make additional payments in connection with the Furiex acquisition based on the outcome of any DEA schedule decision with respect to eluxadoline.

The DEA regulates drugs that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act (the “CSA”). Any drug that acts on the central nervous system has the potential to become a controlled substance, and scheduling by the DEA is an independent process that might delay the commercial launch of a drug even after FDA approval of the NDA. The CSA governs, among other things, the inventory distribution, recordkeeping, handling, security and disposal of controlled substances.

Eluxadoline is a novel, orally active, investigational agent that was filed with the FDA, with combined mu opioid receptor agonist and delta opioid receptor antagonist activity. Because it likely acts on the central nervous system, eluxadoline has the potential to be scheduled as a controlled substance by the DEA. However, our animal and clinical studies indicate eluxadoline is not absorbed into the blood in an appreciable amount via an oral route of administration, thus limiting delivery to the central nervous system. If the DEA schedules eluxadoline as a controlled substance, we will be subject to periodic and on-going inspections by the DEA and similar state drug enforcement authorities to assess our on-going compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal, of any DEA registrations, injunctions, or civil or criminal penalties. Additionally, if the DEA schedules a drug because it is addictive, doctors might be reluctant to prescribe that drug. It is possible that the DEA will schedule eluxadoline as a controlled substance, and, based on the type of scheduling, doctors might not prescribe eluxadoline as frequently as they would otherwise, which could negatively impact our revenues.

In addition, under the terms of the agreements we entered into at the time of the Furiex acquisition, we may be required to make contingent payments to the former Furiex shareholders based on the outcome of any DEA scheduling decision with respect to eluxadoline. These payments would be approximately $120.0 million, in the aggregate, if eluxadoline is designated on Schedule IV of the CSA and would increase up to $360.0 million, in the aggregate, if eluxadoline is not designated on any schedule of the CSA.

Developments after a product reaches the market may adversely affect sales of our products.

Even after regulatory approval, certain developments may decrease demand for our products, including the following:

•	the re-review of products that are already marketed;

•	new scientific information and evolution of scientific theories;

•	the recall or loss of marketing approval of products that are already marketed;

•	changing government standards or public expectations regarding safety, efficacy or labeling changes; and

•	greater scrutiny in advertising and promotion.

In the past, clinical trials and post-marketing surveillance of certain marketed drugs of the Company and of competitors within the industry have raised concerns that have led to recalls, withdrawals or adverse labeling of marketed products. If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product or require us to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes.

In addition, certain health authorities, regulators and agencies have increased their focus on safety when assessing the balance of benefits and risks of drugs. Some health authorities appear to have become more cautious when making decisions about approvability of new products and are re-reviewing select products that are already marketed, adding further to the uncertainties in the regulatory processes. There is also greater regulatory scrutiny, especially in the U.S., on advertising and promotion and, in particular, direct-to-consumer advertising.

Additional Risks Related to the Re-domiciliation of Actavis to Ireland

As a result of different shareholder voting requirements in Ireland relative to laws in effect in certain states in the United States, we may have less flexibility with respect to certain aspects of capital management than companies organized in the United States.

Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory preemption rights by way of special resolution with respect to any particular allotment of shares. Accordingly, our articles of association contain, as permitted by Irish company law, a provision authorizing the board to issue new shares for cash without offering preemption rights. The authorization of the directors to issue shares and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

We are incorporated in Ireland, and Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Irish Companies Acts (the “Companies Act”). The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. For example, under Irish law, the duties of directors and officers of a company are generally owed to the company only. As a result, shareholders of Irish companies do not have the right to bring an action against the directors or officers of a company, except in limited circumstances. In addition, depending on the circumstances, you may be subject to different or additional tax consequences under Irish law as a result of your acquisition, ownership and/or disposition of our ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax and capital acquisitions tax.

We are an Irish company and it may be difficult for you to enforce judgments against us or certain of our officers and directors.

We are incorporated in Ireland and a substantial portion of our assets are located in jurisdictions outside the United States. In addition, some of our officers and directors reside outside the United States, and some or all of their respective assets are or may be located in jurisdictions outside of the United States. Therefore, it may be difficult for investors to effect service of process against us or such officers or directors or to enforce against us or them judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

•	the judgment must be for a definite sum;

•	the judgment must be final and conclusive; and

•	the judgment must be provided by a court of competent jurisdiction.

An Irish court will also exercise its right to refuse judgment if the foreign judgment was obtained by fraud, if the judgment violated Irish public policy, if the judgment is in breach of natural justice or if it is irreconcilable with an earlier judgment. Further, an Irish court may stay proceedings if concurrent proceedings are being brought elsewhere. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts if deemed to be contrary to public policy in Ireland.

A transfer of Company Ordinary Shares, other than by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”), may be subject to Irish stamp duty.

Transfers of Company Ordinary Shares effected by means of the transfer of book entry interests in DTC will not be subject to Irish stamp duty. However, if you hold your Company Ordinary Shares directly rather than beneficially through DTC, any transfer of your Company Ordinary Shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of your shares.

In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax.

While we do not currently contemplate paying dividends upon our ordinary shares, in certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends, if any, paid on our ordinary shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in certain countries may be entitled to exemptions from dividend withholding tax.

Shareholders resident in the U.S. that hold their shares through DTC will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by us). Similarly, shareholders resident in the U.S. that hold their shares outside of DTC will not be subject to dividend withholding tax if, in the case of former Actavis, Inc. shareholders, they provide a IRS Form 6166 to our transfer agent to confirm their U.S. residence and claim an exemption, or, in the case of former Warner Chilcott shareholders, such shareholders previously filed valid dividend withholding tax forms with Warner Chilcott or its transfer agent in respect of their Warner Chilcott shareholdings. All new U.S. resident shareholders in Actavis plc that hold their shares outside of DTC and shareholders resident in certain other countries (irrespective of whether they hold their shares through DTC or outside DTC) will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms or an IRS Form 6166, as appropriate, to our transfer agent or their brokers (and such brokers have further transmitted the relevant information to our transfer agent). However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of your shares.

Dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.

Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from us will not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their shareholding in us (for example, they are resident in Ireland). Shareholders who are not resident nor ordinarily resident in Ireland but who are not entitled to an exemption from Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends which suffer dividend withholding tax.

Company Ordinary Shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Company Ordinary Shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Company Ordinary Shares are regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents.

Risks Related to the Business of the Combined Company

The market price for Actavis ordinary shares following the closing of the Allergan Acquisition may be affected by factors different from those that historically have affected Allergan common stock and Actavis ordinary shares.

Upon completion of the Allergan Acquisition, holders of shares of Allergan common stock (other than the holders of excluded shares and dissenting shares) became holders of Actavis ordinary shares. Actavis’ businesses differ from those of Allergan, and accordingly the results of operations of Actavis are affected by some factors that are different from those previously affecting the results of operations of Allergan. In addition, upon completion of the Allergan Acquisition, holders of Actavis ordinary shares became holders of shares in the combined company. The results of operations of the combined company may also be affected by factors different from those previously affecting Actavis.

For a period of time following the consummation of the Allergan Acquisition, Actavis will be subject to business uncertainties that could adversely affect its business

Uncertainty about the effect of the Allergan Acquisition on employees, customers and suppliers may have an adverse effect on Actavis. These uncertainties may impair Actavis’ ability to attract, retain and motivate key personnel for a period of time following the consummation of the Allergan Acquisition, and could cause customers, suppliers and others who deal with Actavis to seek to change existing business relationships with Actavis. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the business of the combined company could be seriously harmed.

Actavis may fail to realize all of the anticipated benefits of the Allergan Acquisition or those benefits may take longer to realize than expected. Actavis may also encounter significant difficulties in integrating the two businesses.

The ability of Actavis to realize the anticipated benefits of the Allergan Acquisition will depend, to a large extent, on Actavis’ ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Actavis is required to devote significant management attention and resources to integrate, the business practices and operations of Actavis and Allergan. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transactions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. Refer to “If we do not successfully integrate newly acquired businesses into our business operations, our business could be adversely affected.”

Many of these factors are outside of the control of Actavis and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Actavis and Allergan are integrated successfully, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of Actavis and Allergan. All of these factors could cause dilution to the earnings per share of Actavis, decrease or delay the expected accretive effect of the transactions, and negatively impact the price of Actavis ordinary shares. As a result, it cannot be assured that the combination of Actavis and Allergan will result in the realization of the full benefits anticipated from the transactions.

Actavis has incurred and will incur direct and indirect costs as a result of the Allergan Acquisition.

Actavis has incurred substantial expenses in connection with and as a result of completing the merger and, over a period of time following the completion of the merger, Actavis further expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Actavis and Allergan. While Actavis has assumed that a certain level of transaction expenses will be incurred, factors beyond Actavis’ control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Actavis has incurred a substantial amount of debt to finance the aggregate Cash Consideration Portion and certain other amounts to be paid in connection with the Allergan Acquisition, which could adversely affect Actavis’ business, including by restricting its ability to engage in additional transactions or to incur additional indebtedness or resulting in a downgrade or other adverse action with respect to Actavis’ credit rating.

In connection with the Allergan Acquisition, subsidiaries of Actavis (i) borrowed $5.5 billion under the Term Facilities, (ii) issued and sold $21.0 billion in aggregate principal amount of notes and (iii) borrowed $2.8 billion in loans under the cash bridge facility. The combined company has a significant amount of indebtedness outstanding. Actavis’ net consolidated borrowing costs, which cannot be predicted at this time, will depend on rates in effect from time to time, the structure of the indebtedness, taxes and other factors. This substantial level of indebtedness could have important consequences to Actavis’ business, including, but not limited to:

•	reducing the benefits Actavis expects to receive from the Allergan Acquisition;

•	making it more difficult for Actavis to satisfy its obligations;

•	limiting Actavis’ ability to borrow additional funds and increasing the cost of any such borrowing;

•	increasing Actavis’ vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;

•	limiting Actavis’ flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	placing Actavis at a competitive disadvantage as compared to its competitors, to the extent that they are not as highly leveraged; and

•	restricting Actavis from pursuing certain business opportunities.

Actavis’ credit ratings impact the cost and availability of future borrowings and, accordingly, Actavis’ cost of capital. Actavis’ ratings at any time will reflect each rating organization’s then opinion of Actavis’ financial strength, operating performance and ability to meet its debt obligations. Following the announcement of the Allergan Acquisition, Standard & Poor’s Rating Services, Moody’s Investor Service, Inc. and Fitch Ratings, Inc. each reaffirmed its respective ratings of Actavis. However, there can be no assurance that Actavis will achieve a particular rating or maintain a particular rating in the future. Any reduction in Actavis’ credit ratings may limit Actavis’ ability to borrow at interest rates consistent with the interest rates that were available to Actavis prior to the Allergan Acquisition. If Actavis’ credit ratings are downgraded or put on watch for a potential downgrade, Actavis may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if Actavis’ current credit ratings are maintained. Any impairment of Actavis’ ability to obtain future financing on favorable terms could have an adverse effect on Actavis’ ability to refinance, to the extent the cash bridge facility is not otherwise repaid using Allergan’s cash on hand, the cash bridge facility.

The Allergan Acquisition may not be accretive and may cause dilution to Actavis’ earnings per share, which may negatively affect the market price of Actavis ordinary shares.

Although Actavis currently anticipates that the Allergan Acquisition will be accretive to earnings per share (on a non-GAAP adjusted earnings basis) after the Allergan Acquisition, this expectation is based on preliminary estimates, which may change materially.

Actavis issued approximately 111 million ordinary shares to pay the aggregate stock portion of the merger consideration to Allergan stockholders and reserved for issuance approximately 25 million ordinary shares in connection with its assumption of Allergan equity-based awards at the closing of the Allergan Acquisition. Actavis also issued ordinary shares and mandatory convertible preferred shares to finance a portion of the aggregate cash portion of the merger consideration.

In addition, Actavis could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Allergan Acquisition. All of these factors could cause dilution to Actavis’ earnings per share or decrease or delay the expected accretive effect of the Allergan Acquisition and cause a decrease in the market price of Actavis ordinary shares.

Legislative or other governmental action relating to the denial of U.S. federal or state governmental contracts to U.S. companies that redomicile abroad could adversely affect Actavis’ business.

Various U.S. federal and state legislative and other proposals that would deny governmental contracts to U.S. companies (and subsidiaries of U.S. companies) that move (or have moved) their corporate location abroad may affect Actavis if adopted. The likelihood that any such proposals might be adopted, the nature of regulations that might be promulgated, or the effect such adoptions and increased regulatory scrutiny might have on Actavis’ business cannot be predicted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2015, we repurchased 216,984 of our ordinary shares to satisfy tax withholding obligations in connection with the vesting of restricted shares issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2015	13,095	$261.89	—	—
February 1 - 28, 2015	16,276	$284.53	—	—
March 1 - 31, 2015	187,613	$298.59	—	—

January 1 - March 31, 2015	216,984	$295.32	—	—

ITEM 6.	EXHIBITS

Reference is hereby made to the Exhibit Index on page 146.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2015.

ACTAVIS PLC WARNER CHILCOTT LIMITED

By:	/s/ Maria Teresa Hilado
Name:	Maria Teresa Hilado
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ James C. D’Arecca
Name:	James C. D’Arecca
Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

4.1	Indenture, dated as of April 12, 2006, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2006).

4.2	First Supplemental Indenture, dated as of April 16, 2015, among Allergan, Inc., Actavis plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.3	Form of 5.75% Senior Note due 2016 (incorporated by reference to (and included in) the Indenture dated as of April 12, 2006 among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee, at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K, filed with the SEC on April 12, 2006).

4.4	Registration Rights Agreement, dated as of April 12, 2006, among Allergan, Inc. and Morgan Stanley & Co. Incorporated, as representative of the Initial Purchasers named therein, relating to the $800,000,000 5.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to Allergan, Inc’s Current Report on Form 8-K, filed with the SEC on April 12, 2006).

4.5	Indenture, dated as of August 24, 2009, among Watson Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 24, 2009).

4.6	First Supplemental Indenture, dated as of August 24, 2009, among Watson Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 24, 2009).

4.7	Second Supplemental Indenture, dated as of May 7, 2010, among Watson Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to Watson Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2010).

4.8	Third Supplemental Indenture, dated as of October 2, 2012, among Watson Pharmaceuticals, Inc. and Wells Fargo Bank, National Associate, as trustee (incorporated by reference to Exhibit 4.2 to Watson Pharmaceuticals, Inc’s Current Report on Form 8-K, filed with the SEC on October 2, 2012).

4.9	Fourth Supplemental Indenture, dated as of October 1, 2013, among Actavis, Inc., Actavis plc and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

4.10	Fifth Supplemental Indenture, dated as of April 16, 2015, by and among Actavis, Inc., Actavis plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.11	Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

4.12	First Supplemental Indenture, dated as of September 14, 2010, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2010).

4.13	Second Supplemental Indenture, dated as of April 16, 2015, by and among Allergan, Inc., Actavis plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.14	Form of 3.375% Note due 2020 (incorporated by reference to (and included in) the Supplemental Indenture dated as of September 14, 2010 among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee, at Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K, filed with the SEC on September 14, 2010).

4.15	Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.16	First Supplemental Indenture, dated as of March 12, 2013, among Allergan, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Allergan, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2013).

4.17	Second Supplemental Indenture, dated as of April 16, 2015, by and among Allergan, Inc., Actavis plc, Warner Chilcott Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

4.18	Indenture, dated as of March 12, 2015, among Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l. and Actavis, Inc., as guarantors and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2015).

4.19	First Supplemental Indenture, dated as of March 12, 2015, among Actavis Funding SCS and Warner Chilcott Limited, Actavis Capital S.à r.l. and Actavis, Inc., as guarantors and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2015).

4.20*	Second Supplemental Indenture, dated as of May 7, 2015, among Actavis Funding SCS and Wells Fargo Bank, National Association, as trustee.

10.1	Form of Director and Executive Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2006).

10.2	Allergan, Inc. Change in Control Policy (Effective April 2010) (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10.3#	Allergan, Inc. Deferred Directors’ Fee Program (Restated December 2010) (incorporated by reference to Exhibit 10.11 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10.4#	Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000).

10.5#	First Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.51 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 26, 2003).

10.6#	Second Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004).

10.7#	Third Amendment to Allergan, Inc. 1989 Incentive Compensation Plan (Restated November 2000) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010).

10.8	Allergan, Inc. Pension Plan (Restated 2013) (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10.9	First Amendment to the Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.14 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013).

10.10	Second Amendment to the Allergan, Inc. Pension Plan (Restated 2013 (Incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014).

10.11	Third Amendment to Allergan, Inc. Pension Plan (Restated 2013) (Incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2014.

10.12#	Allergan, Inc. Supplemental Executive Benefit Plan and Supplemental Retirement Income Plan (Restated 2011) (incorporated by reference to Exhibit 10.3 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2011).

10.13#	First Amendment to Allergan, Inc. Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.18 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10.14#	Allergan, Inc. Executive Severance Pay Plan (Effective January 2011) (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on December 21, 2010).

10.15#	Allergan, Inc. 2011 Executive Bonus Plan (incorporated by reference to Annex A to Allergan, Inc.’s Proxy Statement filed on March 8, 2011).

10.16#	Allergan, Inc. 2011 Executive Bonus Plan - 2015 Performance Objectives (incorporated by reference to Exhibit 10.21 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.17#	Allergan, Inc. 2015 Management Bonus Plan (incorporated by reference to Exhibit 10.22 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.18#	Allergan, Inc. Executive Deferred Compensation Plan (Restated 2009) (incorporated by reference to Exhibit 10.23 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2008).

10.19#	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to Allergan, Inc.’s Current Report on Form 8-K filed on May 6, 2008).

10.20#	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2008 Incentive Award Plan (Amended February 2010) (incorporated by reference to Exhibit 10.32 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009).

10.21#	Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 99.5 to Actavis plc’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (No. 333-201242), filed on March 17, 2015).

10.22#	Form of Non-Qualified Stock Option Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.23#	Form of Restricted Stock Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.24#	Form of Restricted Stock Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.25#	Form of Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.26#	Form of Restricted Stock Unit Award Grant Notice for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011).

10.27#	Form of Performance-Based Restricted Stock Unit Award Grant Notice for Employees under the Allergan, Inc. 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011).

10.28#	Form of 2014 Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan ( incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Report on Form 10-Q for the Quarter Ended September 30, 2014)

10.29#	Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.40 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013).

10.30#	Form of Restricted Stock Unit Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.41 to Allergan, Inc.’s Annual Report on form 10-K for the Fiscal Year ended December 31, 2013).

10.31#	Form of Restricted Stock Unit Grant Agreement for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2014) (incorporated by reference to Exhibit 10.42 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013).

10.32#	Form of Restricted Stock Unit Award Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.48 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.33#	Form of Restricted Stock Unit Award Grant Agreement for Employees (Management Bonus Plan) under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.49 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.34#	Form of Non-Qualified Stock Option Grant Agreement for Employees under the Allergan, Inc. 2011 Incentive Award Plan (Amended February 2015) (incorporated by reference to Exhibit 10.50 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014).

10.35*#	Form of Non-Qualified Stock Option Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015).

10.36*#	Form of Performance-Based Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015).

10.37*#	Form of Restricted Stock Unit Award Grant Agreement for Employees under the Amended and Restated Allergan, Inc. 2011 Incentive Award Plan (March 2015).

10.38*#	Separation Agreement, entered into as of March 21, 2015, by and between David Buchen and Actavis, Inc.

10.39*#	Consulting Agreement, entered into as of March 21, 2015, by and between David Buchen and Actavis plc.

10.40*#	Retention Agreement, entered into as of May 19, 2014 by and between David Buchen and Actavis plc.

10.41***	Botox® - Japan License Agreement, dated as of September 30, 2005, among Allergan, Inc., Allergan Sales, LLC and Glaxo Group Limited (incorporated by reference to Exhibit 10.52 to Allergan, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2005).

10.42***	Amendment No. 1 to Botox® - Japan License Agreement, dated as of March 9, 2010, among Allergan, Inc., Allergan Sales, LLC, Allergan K.K., Allergan NK, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on March 11, 2010).

10.43***	License, Transfer, and Development Agreement, dated as of March 31, 2010, among Serenity Pharmaceuticals LLC and Allergan Sales, LLC, Allergan USA, Inc., and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on April 2, 2010).

10.44***	License and Collaboration Agreement, dated as of May 3, 2011, among Allergan, Inc., Allergan Sales, LLC, and Molecular Partners AG (incorporated by reference to Exhibit 10.15 to Allergan, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012).

10.45***	Agreement and Plan of Merger, dated as of July 18, 2011, among Allergan, Inc., Erythema Acquisition, Inc., Vicept Therapeutics, Inc. and the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to Allergan, Inc.’s Current Report on Form 8-K filed on July 22, 2011).

10.46	Settlement Agreement, dated as of August 31, 2010, among Allergan, Inc., Allergan USA, Inc., the United States Department of Justice and the other parties listed therein (incorporated by reference to Exhibit 10.1 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010).

10.47	Corporate Integrity Agreement, dated as of August 30, 2010, between Allergan, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to Allergan, Inc.’s Current Report on Form 8-K filed on September 1, 2010).

10.48	Plea Agreement, dated as of October 5, 2010, between Allergan, Inc. and the United States Attorney’s Office for the Northern District of Georgia as counsel for the United States (incorporated by reference to Exhibit 10.70 to Allergan, Inc.’s Current Report on Form 10-Q for the Quarter ended September 30, 2011).

10.49	Actavis Cash Bridge Loan Credit and Guaranty Agreement, dated as of March 11, 2015, by and among Actavis plc, Warner Chilcott Limited, Actavis Capital S.à r.l., Actavis, Inc., Actavis Funding SCS, the lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2015).

10.50	Form of Deed of Indemnification, Actavis plc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.51	Form of Indemnification Agreement, Actavis W.C. Holding Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2015).

10.52* ***	Asset Purchase Agreement, by and among Forest Laboratories, LLC, Forest Laboratories Canada Inc., and Forest Laboratories Holdings Limited, as Sellers, Actavis plc and Astrazeneca UK Limited, as Purchaser, dated as of February 4, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. of the Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scheme Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Label Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.
***	Confidential treatment was requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the U.S. Securities and Exchange Commission and were granted confidential treatment.